Form 10-Q
period 1996-03-31
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1996-05-10
CIK 881817

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number              0-19869
                       ----------------------------------------------


                     CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
       ----------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


             Delaware                                        13-3517074
- - ---------------------------------------                -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


 110 East 59th Street, New York, NY                             10022
- - ---------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

                                (212) 355-3466
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X    No
                                   ----     ----

     The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 13,427,438.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION
- - -------------------------------

Item 1.  Financial Statements

     Condensed consolidated balance sheets--
     March 31, 1996 and December 31, 1995                                    2

     Condensed consolidated statements of operations--
     Three months ended March 31, 1996 and 1995                              4

     Condensed consolidated statement of shareholders'
     equity--Three months ended March 31, 1996                               5

     Condensed consolidated statements of cash flows--
     Three months ended March 31, 1996 and 1995                              6

     Notes to condensed consolidated financial statements                    7


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                              10

PART II. OTHER INFORMATION
- - --------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14
- - ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31,    December 31,
                                             1996           1995
                                         -------------  -------------
                                          (Unaudited)    (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents              $ 10,373,000   $  8,050,000
  Accounts receivable-trade,
    less allowance for doubtful
    accounts of $3,227,000 (1996)
    and $3,233,000 (1995)                  18,215,000     17,929,000
  Equipment inventory                       3,825,000      6,388,000
  Prepaid expenses and other
    current assets                          1,498,000      2,600,000
                                         ------------   ------------
     TOTAL CURRENT ASSETS                  33,911,000     34,967,000

PROPERTY, PLANT & EQUIPMENT, net           78,096,000     75,769,000

UNAMORTIZED LICENSE ACQUISITION
  COSTS                                   161,046,000    139,952,000

DEFERRED FINANCING COSTS, less
  accumulated amortization of
  $607,000 (1996) and $455,000 (1995)       4,562,000      4,706,000

OTHER ASSETS, less accumulated
  amortization of $1,554,000 (1996)
  and $1,471,000 (1995)                     1,317,000      1,603,000
                                         ------------   ------------
                                         $278,932,000   $256,997,000
                                         ============   ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued



                                               March 31,    December 31,
                                                 1996           1995
                                             ------------   ------------
                                              (Unaudited)    (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                           $  2,478,000   $  5,874,000
  Accrued expenses                             14,197,000     10,895,000
  Due to Cellular Communications, Inc.            263,000        310,000
  Interest payable                                587,000        615,000
  Deferred revenue                              2,612,000      2,854,000
  Current portion of long term debt             1,750,000      1,975,000
                                             ------------   ------------
     TOTAL CURRENT LIABILITIES                 21,887,000     22,523,000


LONG TERM DEBT                                 90,000,000     90,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                                 -             322,000

SHAREHOLDERS' EQUITY
  Series preferred stock-$.01 par value;
    authorized 2,500,000 shares; issued
    and outstanding none                           -               -
  Common stock-$.01 par value; authorized
    30,000,000 shares; issued 13,634,000
    (1996) and 12,803,000 (1995) shares           136,000        128,000
  Additional paid-in capital                  232,242,000    210,646,000
  (Deficit)                                   (59,188,000)   (60,477,000)
                                             ------------   ------------
                                              173,190,000    150,297,000
  Treasury stock-at cost, 207,000 shares       (6,145,000)    (6,145,000)
                                             ------------   ------------
                                              167,045,000    144,152,000
                                             ------------   ------------
                                             $278,932,000   $256,997,000
                                             ============   ============

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended
                                                  March 31,
                                        ----------------------------
                                             1996          1995
                                        -------------  -------------
Revenues:
  Service revenue                       $  28,513,000  $  19,489,000
  Equipment revenue                         2,963,000      3,315,000
                                        -------------  -------------
                                           31,476,000     22,804,000
Costs and expenses:
  Cost of equipment sold                    4,680,000      5,264,000
  Operating expenses                        3,885,000      2,189,000
  Selling, general and
    administrative expenses                13,647,000     10,763,000
  Depreciation of rental equipment            115,000         74,000
  Depreciation expense                      2,888,000      1,886,000
  Amortization expense                      1,527,000      1,354,000
                                        -------------  -------------
                                           26,742,000     21,530,000
                                        -------------  -------------
        OPERATING INCOME                    4,734,000      1,274,000

Other income (expense):
  Interest income and other, net               60,000        198,000
  Interest expense                         (1,779,000)    (2,185,000)
                                        -------------  -------------
  INCOME(LOSS) BEFORE INCOME
      TAX PROVISION                         3,015,000       (713,000)
  Income tax provision                     (1,726,000)      (536,000)
                                        -------------  -------------

        NET INCOME (LOSS)               $   1,289,000  $  (1,249,000)
                                        =============  =============

Net income (loss) per common share      $         .09  $        (.12)
                                        =============  =============

Weighted average number of common
   shares used in computation of
   net income(loss) per share including
   common stock equivalents                13,932,000     10,008,000
                                        =============  =============

  See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                             Common Stock          Additional                          Treasury Stock
                                     --------------------------     Paid-in                      --------------------------
                                         Shares       Amount        Capital          Deficit        Shares        Amount
                                     ------------  ------------   ------------    ------------   ------------  ------------
Balance, December 31, 1995             12,803,000      $128,000   $210,646,000    $(60,477,000)      (207,000)  $(6,145,000)

Shares issued for interests
  in cellular license                     820,000         8,000     21,528,000
Exercise of stock options                  11,000                       68,000
Net income for the three
 months ended March 31, 1996                                                         1,289,000
                                     ------------  ------------   ------------    ------------   ------------  ------------
Balance, March 31, 1996                13,634,000  $    136,000   $232,242,000    $(59,188,000)      (207,000)  $(6,145,000)
                                     ============  ============   ============    ============   ============   ===========

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                 ----------------------------------
                                                                       1996               1995
                                                                 --------------      --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $    9,987,000      $      614,000

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                          (6,327,000)         (5,472,000)
  Purchase of marketable securities                                       -              (2,058,000)
  Proceeds from maturities of marketable
   securities                                                             -              11,057,000
                                                                 --------------      --------------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                          (6,327,000)          3,527,000
                                                                 --------------      --------------

FINANCING ACTIVITIES
  Distributions to minority interest holders                         (1,172,000)              -
  Principal payments                                                   (225,000)              -
  Additional deferred financing costs                                    (8,000)           (135,000)
  Proceeds from exercise of stock options                                68,000             133,000
                                                                 --------------      --------------
NET CASH (USED IN) FINANCING ACTIVITIES                              (1,337,000)             (2,000)
                                                                 --------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                 2,323,000           4,139,000
Cash and cash equivalents at beginning of
 period                                                               8,050,000           6,311,000
                                                                 --------------      --------------
Cash and cash equivalents at end of period                       $   10,373,000      $   10,450,000
                                                                 ==============      ==============

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest exclusive
  of amounts capitalized                                         $    1,815,000      $    1,651,000
 Income taxes paid                                                      481,000

Supplemental schedule of noncash investing activities:
 Common stock issued to acquire cellular license interests       $   21,536,000
 Liabilities incurred to acquire property, plant
  and equipment                                                       1,519,000      $    5,275,000

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computation. Common stock equivalents are excluded from the calculation of net loss per share as their effect would be antidilutive.

NOTE B--ACCOUNTING CHANGE

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.

NOTE C--UNAMORTIZED LICENSE ACQUISITION COSTS


                                                      March 31,     December 31
                                                        1996           1995
                                                    ------------   -------------
                                                    (Unaudited)

Deferred cellular license costs                     $  5,935,000    $  5,935,000
Excess of purchase price paid over
 the fair market value of tangible
 assets acquired                                     183,509,000     161,123,000
                                                    ------------    ------------
                                                     189,444,000     167,058,000
Accumulated amortization                              28,398,000      27,106,000
                                                    ------------    ------------
                                                    $161,046,000    $139,952,000
                                                    ============    ============

In February 1996, the Company acquired the remaining minority interests aggregating appoximately 6% in the San Juan Cellular Telephone Company in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, the San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000, plus the deficiency in net assets acquired of $850,000, have been classified as license acquisition costs.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued



NOTE D--PROPERTY, PLANT AND EQUIPMENT

                                            March 31,    December 31,
                                              1996           1995
                                          -------------  ------------
                                           (Unaudited)

  Land                                    $  1,962,000   $  1,962,000
  Operating equipment                       76,987,000     73,152,000
  Office furniture and other equipment      13,371,000     12,092,000
  Rental equipment                             851,000        739,000
  Construction in progress                  13,492,000     13,535,000
                                          ------------   ------------
                                           106,663,000    101,480,000
  Allowance for depreciation                28,567,000     25,711,000
                                          ------------   ------------
                                          $ 78,096,000   $ 75,769,000
                                          ============   ============



NOTE E--ACCRUED EXPENSES

                                            March 31,    December 31,
                                              1996           1995
                                          ------------   ------------
                                          (Unaudited)

  Accrued compensation                    $  1,198,000   $  1,056,000
  Accrued franchise, property and
     income taxes                            6,656,000      5,354,000
  Commissions payable                        1,172,000        349,000
  Accrued equipment purchases                1,127,000        280,000
  Subscriber deposits                        1,930,000      1,952,000
  Other                                      2,114,000      1,904,000
                                          ------------   ------------
                                          $ 14,197,000   $ 10,895,000
                                          ============   ============



NOTE F--LONG-TERM DEBT

                                           March 31,      December 31,
                                             1996            1995
                                          ------------   ------------
                                          (Unaudited)

  Bank loan                               $ 90,000,000   $ 90,000,000
  Subsidiary note payable                                     225,000
  Subsidiary note payable                    1,750,000      1,750,000
                                          ------------   ------------
                                            91,750,000     91,975,000
  Less current portion                       1,750,000      1,975,000
                                          ------------   ------------
                                          $ 90,000,000   $ 90,000,000
                                          ============   ============


         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued



NOTE G--TREASURY STOCK

In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. To date, the Company has repurchased 400,000 shares for an aggregate of $11,334,000, of which 207,000 shares for an aggregate of $6,145,000 were repurchased through March 31, 1996.

NOTE H--COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1996, the Company was committed to purchase approximately $13,409,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1996, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $676,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees and to maintain certain service quality standards. The total fees paid for 1996 were $202,000 which were determined by the size of the Company's markets.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995
- - ------------------------------------------


     Service revenue increased to $28,513,000 from $19,489,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber for the first quarter decreased to $78 in 1996 from $85 in 1995. Ending subscribers were 127,800 and 85,000 as of March 31, 1996 and 1995, respectively.

     The loss from equipment, before depreciation of rental equipment, decreased to $1,717,000 from $1,949,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

     Operating expenses increased to $3,885,000 from $2,189,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 80% and 20% of the increase, respectively.

     Selling, general and administrative expenses increased to $13,647,000 from $10,763,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense and subscriber billing expense were 26%, 9%, 23% and 14%, respectively, of the total $2,884,000 increase.

     Depreciation of rental equipment increased to $115,000 from $74,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

     Depreciation expense increased to $2,888,000 from $1,886,000 because of an increase in property, plant and equipment.

     Amortization expense increased to $1,527,000 from $1,354,000 primarily due to increases in license acquisition costs.

     Interest income and other, net, decreased to $60,000 from $198,000 due to a decrease in interest income on short term investments and an increase in losses on disposals of equipment.

     Interest expense decreased to $1,779,000 from $2,185,000 primarily because of reductions in the principal balance and interest rates on the Company's debt.

     The provision for income taxes increased to $1,726,000 from $536,000 as a result of an increase in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

     Paging operations commenced in the second quarter of 1995. As of March 31, 1996, there were 17,800 pagers in use.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)



   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, Statement No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.


                        LIQUIDITY AND CAPITAL RESOURCES

  The Company requires capital to expand its cellular network, for its paging business and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $19,100,000 through 1996 for contemplated additions to the cellular system, for its paging business and for other non-cell site related capital expenditures. As of March 31, 1996, debt service through 1996 for the outstanding debt at the rates in effect on March 31, 1996 was expected to be approximately $6,700,000. The Company's commitments at March 31, 1996 of $13,409,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company will be able to meet these requirements with cash on hand, cash from operations or borrowings under its revolving credit facility.

  The preceding forward-looking statements are based on the Company's current expectations which are subject to a number of risks and uncertainties that could materially reduce demand for the Company's cellular and/or paging service, thereby reducing the need for capacity expansion and reducing the operating cash flows from such service. The primary risks and uncertainties include, but are not limited to: a change in economic conditions in the Company's markets which adversely effects the level of demand for cellular and/or paging services, greater than anticipated competition resulting in price reductions or higher customer acquisition costs, and earlier than expected competition from new wireless services. In addition, increased cellular fraud could reduce operating cash flow while increasing the need for capacity expansion.

  In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. To date, the Company has repurchased 400,000 shares for an aggregate of $11,334,000, of which 207,000 shares for an aggregate of $6,145,000 were repurchased through March 31, 1996.

  In April 1995, the Company and one of its subsidiaries entered into a $200,000,000 revolving credit facility with various banks. To date, the Company has borrowed $95,000,000. The line of credit is available until March 31, 1999, on which date it converts into a term loan with principal payments based on an amortization schedule until September 30, 2003. The terms include the payment of interest each quarter at a floating rate, which is, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of the Company's debt to cash flow and the floating rate in effect, either .25% to

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)


1.875% or 1.25% to 2.875%. The effective rate on the Company's borrowings as of March 31, 1996 was 6.66%. The terms also include an unused commitment fee of 1/2% per annum which is payable quarterly.

  Subject to the restrictions described below, the line of credit is available for funding capital expenditures, stock repurchases up to $60,000,000, acquisitions of or investments in communications related businesses in Puerto Rico, the southeastern United States and other approved countries, and for working capital and other general corporate purposes. In connection with the loan agreement, the Company has pledged to the banks the stock of the Company's subsidiaries and has given the banks a security interest in the Company and its subsidiaries' assets and a guaranty by the Company and its subsidiaries of the obligations of the borrowers under the loan agreement. The loan agreement also includes, among other things, restrictions on (i) dividends, (ii) acquisitions and investments, (iii) sales and dispositions of assets, (iv) additional indebtedness and (v) liens, and requires the maintenance of certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

  Cash provided by operating activities was $9,987,000 and $614,000 in 1996 and 1995, respectively. The increase in cash flow from operating activities is primarily a result of the increase in net income and from changes in operating assets and liabilities. Purchases of property, plant and equipment of $6,327,000 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems. The San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to its minority interest holders in 1996. The Company repaid a $225,000 subsidiary note payable on its due date in January 1996.

  The allowance for doubtful accounts was $3,227,000 and $3,233,000 as of March 31, 1996 and December 31, 1995, respectively. Write-offs net of recoveries as a percentage of service revenue was 5.4% for the three months ended March 31, 1996 compared to 4.8% for the year ended December 31, 1995. The bad debt percentage may remain at the current level as the subscriber base continues to grow.

  The Company may also require additional capital for acquisitions of minority interests in its Aguadilla or Adjuntas markets, or for the acquisition of certain RSAs, PCS licenses or in other telecommunications related industries, if opportunities for such acquisitions arise. The Company has from time to time engaged in discussions with third parties regarding such acquisitions.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES



PART II.   OTHER INFORMATION

ITEM 5.    OTHER EVENTS

    (a) On May 9, 1996 the Company announced that it is reviewing strategic alternatives to enhance shareholder value. The Company believes that Puerto Rico serves as the U.S. gateway to the Caribbean and Latin America. It also sees the considerable benefits of scale and scope inherent in regional and super-regional telecommunications networks. As a consequence, the Company's Board of Directors has authorized the review of strategic alternatives to enhance shareholder value including the exploration of partnering opportunities in the region through a business combination, an appropriate acquisition, the sale of the Company, or similar transactions.

           The Company noted that no decision has been made to pursue any particular alternative and that there can be no assurance that any transaction will result from this review. Salomon Brothers Inc has been engaged by the Company to aid it in this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits Included Within:
           ------------------------

           (27)  Financial Data Schedule

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CELLULAR COMMUNICATIONS OF
                                  PUERTO RICO, INC.



Date: May  7, 1996                By: /s/ J. Barclay Knapp
                                      ---------------------------
                                      J. Barclay Knapp
                                      President


Date: May  7, 1996                By: /s/ Gregg Gorelick
                                      ---------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                      (Principal Accounting Officer)