Form 10-Q
period 1996-06-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1996-08-14
CIK 881817

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number              0-19869
                       ------------------------------------------


                CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
      -----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Delaware                          13-3517074
   -------------------------------------      ---------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)


  110 East 59th Street, New York, NY                10022
- ----------------------------------------      -----------------
(Address of principal executive offices)         (Zip Code)

                              (212) 355-3466
      ---------------------------------------------------------------
          (Registrant's telephone number, including area code)

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


          The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 13,237,980.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                     INDEX

                                                                      Page

PART I.   FINANCIAL INFORMATION
- -------------------------------

Item 1.  Financial Statements

     Condensed consolidated balance sheets--
     June 30, 1996 and December 31, 1995                                2

     Condensed consolidated statements of operations--
     Three and six months ended June 30, 1996 and 1995                  4

     Condensed consolidated statement of shareholders'
     equity--Six months ended June 30, 1996                             5

     Condensed consolidated statements of cash flows--
     Six months ended June 30, 1996 and 1995                            6

     Notes to condensed consolidated financial statements               7


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                         10


PART II. OTHER INFORMATION
- --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 6.  Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                             15
- ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30,     December 31,
                                          1996           1995
                                      -------------  -------------
                                       (Unaudited)    (See Note)

ASSETS

CURRENT ASSETS
 Cash and cash equivalents            $  3,142,000   $  8,050,000
 Accounts receivable-trade,
  less allowance for doubtful
  accounts of $3,710,000 (1996)
  and $3,233,000 (1995)                 17,967,000     17,929,000
 Equipment inventory                     4,776,000      6,388,000
 Prepaid expenses and other
  current assets                         4,569,000      2,600,000
                                      ------------   ------------
  TOTAL CURRENT ASSETS                  30,454,000     34,967,000

PROPERTY, PLANT & EQUIPMENT, net        83,779,000     75,769,000

UNAMORTIZED LICENSE ACQUISITION
 COSTS                                 159,765,000    139,952,000

DEFERRED FINANCING COSTS, less
 accumulated amortization of
 $759,000 (1996) and $455,000
 (1995)                                  4,424,000      4,706,000

OTHER ASSETS, less accumulated
 amortization of $1,620,000 (1996)
 and $1,471,000 (1995)                   1,368,000      1,603,000
                                      ------------   ------------
                                      $279,790,000   $256,997,000
                                      ============   ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


                                              June 30,     December 31,
                                                1996           1995
                                            -------------  -------------
                                             (Unaudited)    (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                          $  6,874,000   $  5,874,000
  Accrued expenses                            11,668,000     10,895,000
  Due to Cellular
     Communications, Inc.                        345,000        310,000
  Interest payable                             1,401,000        615,000
  Deferred revenue                             2,835,000      2,854,000
  Current portion of long
     term debt                                         -      1,975,000
                                            ------------   ------------
  TOTAL CURRENT LIABILITIES                   23,123,000     22,523,000

LONG TERM DEBT                                95,000,000     90,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                                     -        322,000

SHAREHOLDERS' EQUITY
  Series preferred stock-$.01 par value;
    authorized 2,500,000 shares; issued
    and outstanding none                               -              -
  Common stock-$.01 par value;
    authorized 30,000,000 shares; issued
    13,431,000 (1996) and 12,803,000
    (1995) shares                                134,000        128,000
  Additional paid-in capital                 226,159,000    210,646,000
  (Deficit)                                  (59,436,000)   (60,477,000)
                                            ------------   ------------
                                             166,857,000    150,297,000
  Treasury stock-at cost, 193,000 (1996)
    and 207,000 (1995) shares                 (5,190,000)    (6,145,000)
                                            ------------   ------------
                                             161,667,000    144,152,000
                                            ------------   ------------
                                            $279,790,000   $256,997,000
                                            ============   ============

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended              Six Months Ended
                                                   June 30                       June 30
                                         ---------------------------   ---------------------------
                                             1996           1995           1996           1995
                                         ------------   ------------   ------------   ------------

Revenues:
   Service revenue                        $28,552,000    $22,271,000    $57,065,000    $41,760,000
   Equipment revenue                        3,162,000      3,912,000      6,125,000      7,227,000
                                          -----------    -----------    -----------    -----------
                                           31,714,000     26,183,000     63,190,000     48,987,000

Costs and expenses:
   Cost of equipment sold                   4,158,000      5,422,000      8,838,000     10,686,000
   Operating expenses                       4,139,000      2,323,000      8,024,000      4,512,000
   Selling, general and
     administrative expenses               16,554,000     12,951,000     30,201,000     23,714,000
   Depreciation of rental equipment           125,000         62,000        240,000        136,000
   Depreciation expense                     3,063,000      2,414,000      5,951,000      4,300,000
   Amortization expense                     1,555,000      1,520,000      3,082,000      2,874,000
                                          -----------    -----------    -----------    -----------
                                           29,594,000     24,692,000     56,336,000     46,222,000
                                          -----------    -----------    -----------    -----------
        OPERATING INCOME                    2,120,000      1,491,000      6,854,000      2,765,000

Other income (expense):
   Interest income and other, net             109,000        146,000        169,000        344,000
   Interest expense                        (1,716,000)    (2,452,000)    (3,495,000)    (4,637,000)
                                          -----------    -----------    -----------    -----------
   INCOME(LOSS) BEFORE INCOME
        TAX PROVISION                         513,000       (815,000)     3,528,000     (1,528,000)
   Income tax provision                      (761,000)    (1,788,000)    (2,487,000)    (2,324,000)
                                          -----------    -----------    -----------    -----------
         NET INCOME(LOSS)                 $  (248,000)   $(2,603,000)   $ 1,041,000    $(3,852,000)
                                          ===========    ===========    ===========    ===========
 Net income (loss) per common share             $(.02)         $(.26)          $.07          $(.39)
                                          ===========    ===========    ===========    ===========
Weighted average number of common
   shares used in computation of
   net income (loss) per share
   including common stock equivalents      13,292,000      9,921,000     14,118,000      9,964,000
                                          ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                             Common Stock          Additional                      Treasury Stock
                                         ---------------------      Paid-in                    -----------------------
                                           Shares      Amount       Capital       Deficit        Shares       Amount
                                         ----------   --------   ------------   ------------   ---------   -----------

Balance, December 31, 1995               12,803,000   $128,000   $210,646,000   $(60,477,000)   (207,000)  $(6,145,000)
Shares issued for interests
    in cellular license                     820,000      8,000     21,528,000
Exercise of stock options                    15,000                   128,000
Common stock repurchased,
    at cost                                                                                     (193,000)   (5,190,000)
Retirement of treasury stock               (207,000)    (2,000)    (6,143,000)                   207,000     6,145,000
Net income for the six months
    ended June 30, 1996                                                            1,041,000
                                         ----------   --------   ------------   ------------   ---------   -----------
Balance, June 30, 1996                   13,431,000   $134,000   $226,159,000   $(59,436,000)   (193,000)  $(5,190,000)
                                         ==========   ========   ============   ============   =========   ===========

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months Ended June 30
                                                               -----------------------------
                                                                   1996            1995
                                                               ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            $ 10,609,000    $(10,517,000)
                                                               ------------    ------------

INVESTING ACTIVITIES
  Purchase of property, plant and equipment                     (12,230,000)    (15,367,000)
  Purchase of marketable securities                                              (2,058,000)
  Proceeds from maturities of marketable securities                              11,057,000
  Purchase of cellular license interests                            (56,000)
                                                               ------------    ------------

NET CASH (USED IN) INVESTING ACTIVITIES                         (12,286,000)     (6,368,000)
                                                               ------------    ------------

FINANCING ACTIVITIES
  Distributions to minority interest holders                     (1,172,000)
  Principal payments                                             (1,975,000)
  Additional deferred financing costs                               (22,000)
  Repayment of amount due to Cellular Communications
   of Ohio, Inc.                                                                (47,942,000)
  Proceeds from borrowings, net of financing costs                5,000,000      64,921,000
  Proceeds from exercise of stock options                           128,000         226,000
  Payments to acquire treasury stock                             (5,190,000)     (2,950,000)
                                                               ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (3,231,000)     14,255,000
                                                               ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                            (4,908,000)     (2,630,000)
  Cash and cash equivalents at beginning of period                8,050,000       6,311,000
                                                               ------------    ------------
  Cash and cash equivalents at end of period                   $  3,142,000    $  3,681,000
                                                               ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest exclusive
    of amounts capitalized                                     $  2,709,000    $ 14,881,000
  Income taxes paid                                               4,667,000         411,000

Supplemental schedule of noncash investing activities:
  Common stock issued to acquire cellular license interests    $ 21,536,000
  Liabilities incurred to acquire property, plant
    and equipment                                                 4,565,000    $  4,779,000

Supplemental schedule of noncash financing activities:
  Partial conversion of Senior Subordinated Notes                              $     65,000


See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computation. Common stock equivalents are excluded from the calculation of net loss per share as their effect would be antidilutive.

NOTE B--ACCOUNTING CHANGE

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.

NOTE C--UNAMORTIZED LICENSE ACQUISITION COSTS

                                           June 30,     December 31,
                                             1996           1995
                                         -------------  ------------
                                          (Unaudited)

Deferred cellular license costs          $  5,935,000   $  5,935,000
Excess of purchase price paid over
    the fair market value of tangible
    assets acquired                       183,565,000    161,123,000
                                         ------------   ------------
                                          189,500,000    167,058,000
Accumulated amortization                   29,735,000     27,106,000
                                         ------------   ------------
                                         $159,765,000   $139,952,000
                                         ============   ============

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

NOTE C--UNAMORTIZED LICENSE ACQUISITION COSTS-continued

In February 1996, the Company acquired the remaining minority interests aggregating approximately 6% in the San Juan Cellular Telephone Company in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, the San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000 plus expenses of $56,000 and the deficiency in net assets acquired of $850,000 have been classified as license acquisition costs.

NOTE D--PROPERTY, PLANT AND EQUIPMENT

                                           June 30,     December 31,
                                             1996           1995
                                         -------------  ------------
                                          (Unaudited)

 Land                                    $  2,026,000   $  1,962,000
 Operating equipment                       79,530,000     73,152,000
 Office furniture and other equipment      14,298,000     12,092,000
 Rental equipment                             967,000        739,000
 Construction in progress                  18,651,000     13,535,000
                                          -----------   ------------
                                          115,472,000    101,480,000
 Allowance for depreciation                31,693,000     25,711,000
                                          -----------   ------------
                                         $ 83,779,000   $ 75,769,000
                                          ===========   ============

NOTE E--ACCRUED EXPENSES

                                           June 30,     December 31,
                                             1996           1995
                                         -------------  ------------
                                          (Unaudited)

 Accrued compensation                     $ 1,120,000   $  1,056,000
 Accrued franchise, property and
  income taxes                              3,480,000      5,354,000
 Commissions payable                        1,083,000        349,000
 Accrued equipment purchases                1,952,000        280,000
 Subscriber deposits                        1,737,000      1,952,000
 Other                                      2,296,000      1,904,000
                                          -----------   ------------
                                          $11,668,000   $ 10,895,000
                                         ============   ============

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

NOTE F--LONG TERM DEBT


                              June 30,     December 31,
                                1996           1995
                             -----------   ------------
                            (Unaudited)

 Bank loan                   $95,000,000    $90,000,000
 Subsidiary note payable                        225,000
 Subsidiary note payable                      1,750,000
                             -----------   ------------
                              95,000,000     91,975,000
 Less current portion                         1,975,000
                             -----------   ------------
                             $95,000,000    $90,000,000
                             ===========   ============

NOTE G--TREASURY STOCK

In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. To date the Company has repurchased 400,000 shares for an aggregate of $11,335,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

NOTE H--COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1996, the Company was committed to purchase approximately $10,964,000 for cellular network and other equipment and for construction services.

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

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

 Service revenues increased to $28,552,000 from $22,271,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber for the second quarter decreased to $71 in 1996 from $81 in 1995. Ending subscribers were 138,700 and 98,000 as of June 30, 1996 and 1995, respectively.

 The loss from equipment, before depreciation of rental equipment, decreased to $996,000 from $1,510,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

 Operating expenses increased to $4,139,000 from $2,323,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 90% and 10% of the increase, respectively.

 Selling, general and administrative expenses increased to $16,554,000 from $12,951,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, customer retention expense and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, customer retention expense and subscriber billing expense were 14%, 7%, 23%, 12% and 11%, respectively, of the total $3,603,000 increase.

 Depreciation of rental equipment increased to $125,000 from $62,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

 Depreciation expense increased to $3,063,000 from $2,414,000 because of an increase in property, plant and equipment.

 Amortization expense increased to $1,555,000 from $1,520,000 primarily due to increases in license acquisition costs.

 Interest income and other, net, decreased to $109,000 from $146,000 due to a decrease in interest income on short term investments.

 Interest expense decreased to $1,716,000 from $2,452,000 primarily because of reductions in the principal balance and interest rates on the Company's debt.

 Paging operations commenced in the second quarter of 1995. As of June 30, 1996, there were 21,700 pagers in use.

          CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                                  (Continued)


Six Months Ended June 30, 1996 and 1995
- ----------------------------------------

 Service revenues increased to $57,065,000 from $41,760,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber for the six months ended June 30 decreased to $75 in 1996 from $84 in 1995. Ending subscribers were 138,700 and 98,000 as of June 30, 1996 and 1995, respectively.

 The loss from equipment, before depreciation of rental equipment, decreased to $2,713,000 from $3,459,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

 Operating expenses increased to $8,024,000 from $4,512,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 85% and 15% of the increase, respectively.

 Selling, general and administrative expenses increased to $30,201,000 from $23,714,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, customer retention expense and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, customer retention expense and subscriber billing expense were 19%, 8%, 23%, 12% and 12%, respectively, of the total $6,487,000 increase.

 Depreciation of rental equipment increased to $240,000 from $136,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

 Depreciation expense increased to $5,951,000 from $4,300,000 because of an increase in property, plant and equipment.

 Amortization expense increased to $3,082,000 from $2,874,000 primarily due to increases in license acquisition costs.

 Interest income and other, net, decreased to $169,000 from $344,000 due to a decrease in interest income on short term investments and an increase in losses on disposals of equipment.

 Interest expense decreased to $3,495,000 from $4,637,000 primarily because of reductions in the principal balance and interest rates on the Company's debt.

 In October 1995, the FASB issued SFAS No. 123, "Accounting For Stock-Based Compensation." Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                                  (Continued)


                        LIQUIDITY AND CAPITAL RESOURCES

 The Company requires capital to expand its cellular network, for its paging business and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $21,400,000 through 1996 for contemplated additions to the cellular system, for its paging business and for other non-cell site related capital expenditures. As of June 30, 1996, debt service through 1996 for the outstanding debt at the rates in effect on June 30, 1996 was expected to be approximately $3,400,000. The Company's commitments at June 30, 1996 of $10,964,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company will be able to meet these requirements with cash on hand, cash from operations or borrowings under its revolving credit facility.

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

 In May 1996, the Company announced that its Board of Directors authorized the review of strategic alternatives to enhance shareholder value including the exploration of partnering opportunities in the region through a business combination, an appropriate acquisition, the sale of the Company or similar transactions. At this time, the Company is engaged in discussions with certain entities regarding these alternatives. To date, no decision has been made to pursue any particular alternative and there can be no assurance that any transaction will result from these discussions. Salomon Brothers Inc has been engaged by the Company to aid it in this matter.

 In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. To date, the Company has repurchased 400,000 shares for an aggregate of $11,335,000.

        CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                                  (Continued)

 In April 1995, the Company and one of its subsidiaries entered into a $200,000,000 revolving credit facility with various banks. To date, the Company has borrowed $137,000,000. The line of credit is available until March 31, 1999, on which date it converts into a term loan with principal payments based on an amortization schedule until September 30, 2003. The terms include the payment of interest each quarter at a floating rate, which is, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of the Company's debt to cash flow and the floating rate in effect, either .25% to 1.875% or 1.25% to 2.875%. The effective rate on the Company's borrowings as of June 30, 1996 was 6.61%. The terms also include an unused commitment fee of 1/2% per annum which is payable quarterly.

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

 Cash provided by operating activities was $10,609,000 in 1996 and cash used in operating activities was $10,517,000 in 1995. Cash used in operating activities in 1995 includes $12,978,000 of accrued interest expense that was paid in connection with the repayment of the amount due to Cellular Communications of Ohio, Inc. The increase in cash flow from operating activities is also a result of the increase in net income and from changes in operating assets and liabilities. Purchases of property, plant and equipment of $12,230,000 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems. The San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to its minority interest holders in 1996. The Company repaid $1,975,000 in notes payable on their due dates in 1996.

 The allowance for doubtful accounts was $3,710,000 and $3,233,000 as of June 30, 1996 and December 31, 1995, respectively. Write-offs net of recoveries as a percentage of service revenue was 5.4% for the six months ended June 30, 1996 compared to 4.8% for the year ended December 31, 1995. The bad debt expense percentage may remain at the current level as the subscriber base continues to grow.

 The Company may also require additional capital for acquisitions of minority interests in its Aguadilla or Adjuntas markets, or for the acquisition of certain RSAs, PCS licenses, or in other telecommunications related industries, if opportunities for such acquisitions arise. The Company has from time to time engaged in discussions with third parties regarding such acquisitions. In August 1996, the Company borrowed $37,000,000 under its revolving credit facility for the purpose of pursuing possible wireless opportunities.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                                  (Continued)


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 On June 4, 1996, the Company held its annual meeting of stockholders. The following management proposals were adopted:

 (i) The ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1996, (ii) the re-election of Sidney R. Knafel, Ted H. McCourtney and Del Mintz to the Board of Directors and (iii) the amendment of the Company's Employee Stock Option Plan.

 The stockholders approved the first proposal by a vote of 11,449,945 shares in favor, 492 shares against and 50,938 shares abstaining from voting. The stockholders approved the election of Sidney R. Knafel by a vote of 11,411,353 shares in favor and 90,022 shares withheld from voting. The stockholders approved the election of Ted H. McCourtney by a vote of 11,415,353 shares in favor and 86,022 shares withheld from voting. The stockholders approved the election of Del Mintz by a vote of 11,411,353 shares in favor and 90,022 shares withheld from voting. The stockholders approved the third proposal by a vote of 8,475,217 shares in favor, 2,449,033 shares against and 82,838 shares abstaining from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits Included Within:
         ------------------------

          27. Financial Data Schedule

   (b)   Reports on Form 8-K

          During the quarter ended June 30, 1996, the Company filed a current report on Form 8-K dated April 23, 1996, reporting under Item 5, Other Events, the authorization by the Board of Directors for the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases.

          No financial statements were filed with this Report.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CELLULAR COMMUNICATIONS OF
                                 PUERTO RICO, INC.



Date: August 12, 1996              By: /s/ J. Barclay Knapp
                                       ---------------------------
                                       J. Barclay Knapp
                                       President



Date: August 12, 1996              By: /s/ Gregg Gorelick
                                       ---------------------------
                                       Gregg Gorelick
                                       Vice President-Controller
                                       (Principal Accounting Officer)