Form 10-Q
period 1996-09-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1996-11-06
CIK 881817

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number              0-19869
                       ----------------------------------------------


                 CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                13-3517074
---------------------------------------      --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


 110 East 59th Street, New York, NY                    10022
---------------------------------------      ---------------------------------
(Address of principal executive offices)               (Zip Code)

                                (212) 355-3466
     ---------------------------------------------------------------------
         (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X    No
                                   ----     ------

   The number of shares outstanding of the issuer's common stock as of September 30, 1996 was 13,239,022.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                     INDEX


                                                              Page

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

    Condensed consolidated balance sheets--
    September 30, 1996 and December 31, 1995                     2

    Condensed consolidated statements of operations--
    Three and nine months ended September 30, 1996 and 1995      4

    Condensed consolidated statement of shareholders'
    equity--Nine months ended September 30, 1996                 5

    Condensed consolidated statements of cash flows--
    Nine months ended September 30, 1996 and 1995                6

    Notes to condensed consolidated financial statements         7


Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition                   10


PART II. OTHER INFORMATION
--------------------------


Item 6.  Exhibits and Reports on Form 8-K                        14


SIGNATURES                                                       15
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                          September 30,  December 31,
                                              1996           1995
                                         --------------  -------------
                                          (Unaudited)     (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $  6,317,000   $  8,050,000
  Marketable securities                      1,744,000              -
  Accounts receivable-trade,
    less allowance for doubtful
    accounts of $3,753,000 (1996)
    and $3,233,000 (1995)                   19,715,000     17,929,000
  Equipment inventory                        3,426,000      6,388,000
  PCS auction deposit                       37,000,000              -
  Prepaid expenses and other
    current assets                           3,788,000      2,600,000
                                          ------------   ------------
     TOTAL CURRENT ASSETS                   71,990,000     34,967,000

PROPERTY, PLANT & EQUIPMENT, net            88,334,000     75,769,000

UNAMORTIZED LICENSE ACQUISITION
  COSTS                                    158,428,000    139,952,000

DEFERRED FINANCING COSTS, less
  accumulated amortization of
  $912,000 (1996) and $455,000 (1995)        4,271,000      4,706,000

OTHER ASSETS, less accumulated
  amortization of $1,720,000 (1996)
  and $1,471,000 (1995)                      1,528,000      1,603,000
                                          ------------   ------------
                                          $324,551,000   $256,997,000
                                          ============   ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


                                                   September 30,   December 31,
                                                        1996           1995
                                                   --------------  -------------
                                                    (Unaudited)     (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  8,033,000   $  5,874,000
  Accrued expenses                                    10,490,000     10,895,000
  Due to International CableTel Incorporated             101,000              -
  Due to Cellular Communications, Inc.                         -        310,000
  Interest payable                                     2,075,000        615,000
  Deferred revenue                                     2,911,000      2,854,000
  Current portion of long term debt                            -      1,975,000
                                                    ------------   ------------
      TOTAL CURRENT LIABILITIES                       23,610,000     22,523,000

LONG TERM DEBT                                       137,000,000     90,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

MINORITY INTERESTS                                             -        322,000

SHAREHOLDERS' EQUITY
  Series preferred stock-$.01 par value;
    authorized 2,500,000 shares; issued
    and outstanding none                                       -              -
  Common stock-$.01 par value; authorized
    30,000,000 shares; issued 13,432,000 (1996)
    and 12,803,000 (1995) shares                         134,000        128,000
  Additional paid-in capital                         226,160,000    210,646,000
  (Deficit)                                          (57,163,000)   (60,477,000)
                                                    ------------   ------------
                                                     169,131,000    150,297,000
  Treasury stock-at cost, 193,000 (1996)
     and 207,000 (1995) shares                        (5,190,000)    (6,145,000)
                                                    ------------   ------------
                                                     163,941,000    144,152,000
                                                    ------------   ------------
                                                    $324,551,000   $256,997,000
                                                    ============   ============



See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended                Nine Months Ended
                                                       September 30                       September 30
                                         ---------------------------------------  ---------------------------
                                                1996                 1995             1996           1995
                                         -------------------  ------------------  -------------  ------------
Revenues:
   Service revenue                              $31,056,000         $24,489,000    $88,121,000    $66,249,000
   Equipment revenue                              3,858,000           3,483,000      9,983,000     10,710,000
                                                -----------         -----------    -----------    -----------
                                                 34,914,000          27,972,000     98,104,000     76,959,000

Costs and expenses:
   Cost of equipment sold                         4,550,000           5,234,000     13,388,000     15,920,000
   Operating expenses                             3,921,000           2,543,000     11,945,000      7,055,000
   Selling, general and
     administrative expenses                     16,273,000          12,694,000     46,474,000     36,408,000
   Depreciation of rental equipment                 134,000              41,000        374,000        177,000
   Depreciation expense                           3,253,000           2,565,000      9,204,000      6,865,000
   Amortization expense                           1,550,000           1,472,000      4,632,000      4,346,000
                                                -----------         -----------    -----------    -----------
                                                 29,681,000          24,549,000     86,017,000     70,771,000
                                                -----------         -----------    -----------    -----------
        OPERATING INCOME                          5,233,000           3,423,000     12,087,000      6,188,000

Other income (expense):
   Interest income and other, net                   136,000             (30,000)       305,000        314,000
   Interest expense                              (2,151,000)         (2,059,000)    (5,646,000)    (6,696,000)
                                                -----------         -----------    -----------    -----------
   INCOME (LOSS) BEFORE INCOME
       TAX PROVISION AND
       MINORITY INTERESTS                         3,218,000           1,334,000      6,746,000       (194,000)
   Income tax provision                            (945,000)         (2,558,000)    (3,432,000)    (4,882,000)
                                                -----------         -----------    -----------    -----------
   INCOME (LOSS) BEFORE MINORITY
       INTERESTS                                  2,273,000          (1,224,000)     3,314,000     (5,076,000)
Minority interests                                        -            (346,000)             -       (346,000)
                                                -----------         -----------    -----------    -----------
        NET INCOME (LOSS)                       $ 2,273,000         $(1,570,000)   $ 3,314,000    $(5,422,000)
                                                ===========         ===========    ===========    ===========
Net income (loss) per common share                     $.16               $(.13)          $.23          $(.51)
                                                ===========         ===========    ===========    ===========

Weighted average number of common
   shares used in computation of
   net income (loss) per share
   including common stock equivalents            14,153,000          11,720,000     14,116,000     10,556,000
                                                ===========         ===========    ===========    ===========

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                       Common Stock            Additional                         Treasury Stock
                               ----------------------------      Paid-in                      -----------------------
                                  Shares          Amount         Capital        Deficit         Shares      Amount
                               -------------    ------------  --------------   -------------  ---------  ------------
Balance, December 31, 1995          12,803,000   $   128,000     $210,646,000   $(60,477,000)  (207,000)  $(6,145,000)

Shares issued for interests
    in cellular license                820,000         8,000       21,528,000
Exercise of stock options               16,000                        129,000
Common stock repurchased,
    at cost                                                                                    (193,000)   (5,190,000)
Retirement of treasury stock          (207,000)       (2,000)      (6,143,000)                  207,000     6,145,000
Net income for the nine months
    ended September 30, 1996                                                       3,314,000
                                    ----------   -----------     ------------   -------------  ---------  ------------

Balance, September 30, 1996         13,432,000   $   134,000     $226,160,000   $(57,163,000)  (193,000)  $(5,190,000)
                                    ==========   ===========     ============   ============   ========   ===========

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended September 30
                                                               --------------------------------
                                                                    1996             1995
                                                               ---------------  ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $ 18,456,000     $(11,233,000)
                                                                  ------------     ------------
INVESTING ACTIVITIES
  Purchase of property, plant and equipment                       (20,159,000)     (22,974,000)
  Payment of the PCS auction deposit                              (37,000,000)               -
  Purchase of marketable securities                                (4,230,000)      (2,058,000)
  Proceeds from maturities of marketable securities                 2,486,000       11,057,000
  Purchase of cellular license interests                              (56,000)               -
                                                                 ------------     ------------
NET CASH (USED IN) INVESTING ACTIVITIES                           (58,959,000)     (13,975,000)
                                                                 ------------     ------------
FINANCING ACTIVITIES
  Distributions to minority interest holders                       (1,172,000)               -
  Principal payments                                               (1,975,000)     (37,000,000)
  Additional deferred financing costs                                 (22,000)               -
  Repayment of amount due to Cellular Communications
   of Ohio, Inc.                                                            -      (47,942,000)
  Proceeds from borrowings, net of financing costs                 47,000,000      111,946,000
  Proceeds from exercise of stock options                             129,000          385,000
  Payments to acquire treasury stock                               (5,190,000)      (5,023,000)
                                                                 ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          38,770,000       22,366,000
                                                                 ------------     ------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,733,000)      (2,842,000)
Cash and cash equivalents at beginning of period                    8,050,000        6,311,000
                                                                 ------------     ------------
Cash and cash equivalents at end of period                       $  6,317,000     $  3,469,000
                                                                 ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest exclusive
   of amounts capitalized                                        $  4,186,000     $ 18,323,000
  Income taxes paid                                                 6,882,000          620,000

Supplemental schedule of noncash investing activities:
  Common stock issued to acquire cellular license interests      $ 21,536,000
  Liabilities incurred to acquire property, plant
   and equipment                                                    5,012,000     $  4,815,000

Supplemental schedule of noncash financing activities:
 Conversion of Senior Subordinated Notes                                          $ 38,579,000
 Liabilities incurred to acquire treasury stock                                        917,000

See notes to condensed consolidated financial statements.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computations. Common stock equivalents are excluded from the calculation of net loss per share as their effect would be antidilutive.


NOTE B--ACCOUNTING CHANGE

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Opinion No. 25.


NOTE C--UNAMORTIZED LICENSE ACQUISITION COSTS

                                         September 30,   December 31,
                                              1996           1995
                                         --------------  ------------
                                          (Unaudited)

Deferred cellular license costs           $  5,935,000   $  5,935,000
Excess of purchase price paid over
    the fair market value of tangible
    assets acquired                        183,565,000    161,123,000
                                          ------------   ------------
                                           189,500,000    167,058,000
Accumulated amortization                    31,072,000     27,106,000
                                          ------------   ------------
                                          $158,428,000   $139,952,000
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



NOTE D--PROPERTY, PLANT AND EQUIPMENT

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  ------------
                                           (Unaudited)

  Land                                     $  2,027,000   $  1,962,000
  Operating equipment                        88,446,000     73,152,000
  Office furniture and other equipment       15,181,000     12,092,000
  Rental equipment                            1,126,000        739,000
  Construction in progress                   16,599,000     13,535,000
                                           ------------   ------------
                                            123,379,000    101,480,000
  Allowance for depreciation                 35,045,000     25,711,000
                                           ------------   ------------
                                           $ 88,334,000   $ 75,769,000
                                           ============   ============



NOTE E--ACCRUED EXPENSES

                                          September 30,   December 31,
                                               1996           1995
                                           ------------   ------------
                                            (Unaudited)

  Accrued compensation                     $  1,062,000   $  1,056,000
  Accrued franchise, property and
     income taxes                             2,275,000      5,354,000
  Commissions payable                           686,000        349,000
  Accrued equipment purchases                 1,957,000        280,000
  Subscriber deposits                         1,718,000      1,952,000
  Other                                       2,792,000      1,904,000
                                           ------------   ------------
                                           $ 10,490,000   $ 10,895,000
                                           ============   ============

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

NOTE F--LONG TERM DEBT

                             September 30,   December 31,
                                1996             1995
                              ------------    -----------
                               (Unaudited)
  Bank loan                   $137,000,000    $90,000,000
  Subsidiary note payable                -        225,000
  Subsidiary note payable                -      1,750,000
                              ------------    -----------
                               137,000,000     91,975,000
  Less current portion                   -      1,975,000
                              ------------    -----------
                              $137,000,000    $90,000,000
                              ============    ===========


NOTE G--TREASURY STOCK

In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of September 30, 1996, the Company repurchased 400,000 shares for an aggregate of $11,335,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired. Through November 5, 1996, the Company repurchased 55,000 shares for an aggregate of $1,189,000.


NOTE H--COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1996, the Company was committed to purchase approximately $10,300,000 for cellular network and other equipment and for construction services.

In August 1996, the Company borrowed $37,000,000 under its revolving credit facility which was used for a deposit with the Federal Communications Commission ("FCC") in order to participate in a Personal Communications Service ("PCS") license auction. The Company withdrew from the auction prior to its conclusion and the FCC returned the deposit in November 1996.

The Company owns 51% of the outstanding shares of Star Associates, Inc. ("Star"), which owns the FCC license for the non-wireline cellular system in Puerto Rico Rural Service Area 2. In October 1996, the Company entered into an agreement with the 49% shareholder of Star to purchase their entire interest for cash of $5,750,000.

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

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION.


Three Months Ended September 30, 1996 and 1995
----------------------------------------------

Service revenues increased to $31,056,000 from $24,489,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber for the third quarter decreased to $72 in 1996 from $80 in 1995. Ending subscribers were 149,800 and 107,300 as of September 30, 1996 and 1995, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $692,000 from $1,751,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $3,921,000 from $2,543,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 73% and 27% of the increase, respectively.

Selling, general and administrative expenses increased to $16,273,000 from $12,694,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, customer retention expense, property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, customer retention expense, property taxes and subscriber billing expense were 49%, 4%, 3%, 12%, 8% and 10%, respectively, of the total $3,579,000 increase.

Depreciation of rental equipment increased to $134,000 from $41,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

Depreciation expense increased to $3,253,000 from $2,565,000 because of an increase in property, plant and equipment.

Amortization expense increased to $1,550,000 from $1,472,000 primarily due to increases in license acquisition costs.

Interest income and other, net, increased to income of $136,000 from expense of $30,000 due to an increase in interest income on short term investments and a decrease in losses on disposals of equipment.

Interest expense increased to $2,151,000 from $2,059,000 primarily because of an increase in the principal balance on the Company's debt.

Paging operations commenced in the second quarter of 1995. As of September 30, 1996, there were 25,500 pagers in use.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)


Nine Months Ended September 30, 1996 and 1995
----------------------------------------------


Service revenues increased to $88,121,000 from $66,249,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber for the nine months ended September 30 decreased to $74 in 1996 from $84 in 1995. Ending subscribers were 149,800 and 107,300 as of September 30, 1996 and 1995, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $3,405,000 from $5,210,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $11,945,000 from $7,055,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 82% and 18% of the increase, respectively.

Selling, general and administrative expenses increased to $46,474,000 from $36,408,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, customer retention expense, property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, customer retention expense, property taxes and subscriber billing expense were 30%, 7%, 16%, 12%, 7% and 11%, respectively, of the total $10,066,000 increase.

Depreciation of rental equipment increased to $374,000 from $177,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

Depreciation expense increased to $9,204,000 from $6,865,000 because of an increase in property, plant and equipment.

Amortization expense increased to $4,632,000 from $4,346,000 primarily due to increases in license acquisition costs.

Interest income and other, net, decreased to $305,000 from $314,000 due to an increase in losses on disposals of equipment.

Interest expense decreased to $5,646,000 from $6,696,000 primarily because of reductions in the principal balance and interest rates on the Company's debt.

In October 1995, the FASB issued SFAS No. 123, "Accounting For Stock-Based Compensation." Although all entities are encouraged to adopt this method of accounting for all employee stock compensation plans, SFAS No. 123 allows an entity to continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." At this time, management expects to continue its accounting in accordance with APB Option No. 25.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)


                        LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging networks and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $13,500,000 in the fourth quarter of 1996 and $25,200,000 in 1997 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. Debt service during the remainder of 1996 for the outstanding debt as of September 30, 1996 at the rates in effect on September 30, 1996 is expected to be approximately $2,462,000. The Company's commitments at September 30, 1996 of $10,300,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company will be able to meet these requirements with cash on hand, cash from operations or borrowings under its revolving credit facility.

The preceding forward-looking statements are based on the Company's current expectations which are subject to a number of risks and uncertainties that could materially reduce demand for the Company's cellular and/or paging service, thereby reducing the need for capacity expansion and reducing the operating cash flows from such service. The primary risks and uncertainties include, but are not limited to: a change in economic conditions in the Company's markets which adversely effects the level of demand for cellular and/or paging services, greater than anticipated competition resulting in price reductions or higher customer acquisitions costs, and earlier than expected competition from new wireless services. In addition, increased cellular fraud could reduce operating cash flow while increasing the need for capacity expansion.

In May 1996, the Company announced that it was evaluating strategic alternatives to enhance shareholder value. After discussions with certain parties, the Company has determined that at this time the optimum strategy for increasing shareholder value is to manage the cellular business in Puerto Rico for growth while considering acquisition and development opportunities in the communications business both within and outside of Puerto Rico. Although the Company is investigating the pursuit of certain new business opportunities, the Company does not rule out the possibility that there may be further discussions leading to a possible transaction concerning the Company.

In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. Through November 5, 1996, the Company has repurchased 455,000 shares for an aggregate of $12,524,000.

In April 1995, the Company and one of its subsidiaries entered into a $200,000,000 revolving credit facility with various banks. To date, the Company has borrowed $137,000,000. The line of credit is available until March 31, 1999, on which date it converts into a term loan with principal payments based on an amortization schedule until September 30, 2003. The terms include the payment of interest each quarter at a floating rate, which is, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of the Company's debt to cash flow and the floating rate in effect, either .25% to 1.875% or 1.25% to 2.875%. The effective rate on the Company's borrowings as of September 30, 1996 was 6.81%. The terms also include an unused commitment fee of 1/2% per annum which is payable quarterly.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)


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

Cash provided by operating activities was $18,456,000 in 1996 and cash used in operating activities was $11,233,000 in 1995. Cash used in operating activities in 1995 includes $12,978,000 of accrued interest expense that was paid in connection with the repayment of the amount due to Cellular Communications of Ohio, Inc. The increase in cash flow from operating activities is also a result of the increase in net income and from changes in operating assets and liabilities. Purchases of property, plant and equipment of $20,159,000 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems. In August 1996, the Company borrowed $37,000,000 under its revolving credit facility which was used for a deposit with the FCC in order to participate in a PCS license auction. The Company withdrew from the auction prior to its conclusion and the FCC returned the deposit in November 1996. The San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to its minority interest holders in 1996. The Company repaid $1,975,000 in notes payable on their due dates in 1996.

The allowance for doubtful accounts was $3,753,000 and $3,233,000 as of September 30, 1996 and December 31, 1995, respectively. Write-offs net of recoveries as a percentage of service revenue was 5.5% for the nine months ended September 30, 1996 compared to 4.8% for the year ended December 31, 1995. This percentage increased because the Company has attracted and continues to attract new segments of the market. The Company continues to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

The Company owns 51% of the outstanding shares of Star, which owns the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2). In October 1996, the Company entered into an agreement with the 49% shareholder of Star to purchase their entire interest for cash of $5,750,000.

The Company may also require additional capital for acquisitions of minority interests in its Aguadilla market, or for the acquisition of certain RSAs, PCS licenses, or in other telecommunications related industries, if opportunities for such acquisitions arise. The Company has from time to time engaged in discussions with third parties regarding such acquisitions.

         CELLULAR COMMUNICATIONS OF PUERTO RICO, INC. AND SUBSIDIARIES

                                  (Continued)


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits Included Within

     27. Financial Data Schedule

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CELLULAR COMMUNICATIONS OF
                                 PUERTO RICO, INC.


Date: November 5, 1996           ___________________________
                                 J. Barclay Knapp
                                 President


Date: November 5, 1996           ___________________________
                                 Gregg Gorelick
                                 Vice President-Controller
                                 (Chief Accounting Officer)