Form 10-Q/A
period 1996-09-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1996-11-12
CIK 881817

                                 FORM 10-Q/A-1


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


                 CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
    ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                               13-3517074
    ---------------------------------------      -------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


       110 East 59th Street, New York, NY                  10022
     ---------------------------------------      ----------------------
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


Date: November 5, 1996             By:/s/ J. Barclay Knapp
                                      ----------------------------
                                      J. Barclay Knapp
                                      President


Date: November 5, 1996             By:/s/ Gregg Gorelick
                                      ----------------------------
                                      Gregg Gorelick
                                      Vice President-Controller
                                     (Chief Accounting Officer)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CELLULAR COMMUNICATIONS OF
                                    PUERTO RICO, INC.


Date: November 11, 1996             By:/s/ Richard J. Lubasch
                                       ----------------------------
                                       Richard J. Lubasch
                                       Senior Vice President