Form 10-Q
period 1997-06-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1997-08-13
CIK 881817

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                      333-26055-01
                   -------------------------------------------------------------

                 CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                        13-3517074
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
  or organization)                                           Identification No.)


110 E. 59th Street, New York, New York                            10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                (212) 906-8481
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----    -----

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 1,000.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

                                     Index


PART I.  FINANCIAL INFORMATION                                                   Page
------------------------------                                                   ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets-
             June 30, 1997 and December 31, 1996.................................  2

             Condensed Consolidated Statements of Operations-
             Three and six months ended June 30, 1997 and 1996...................  3

             Condensed Consolidated Statement of Shareholder's
             Equity - Six months ended June 30, 1997.............................  4

             Condensed Consolidated Statements of Cash Flows-
             Six months ended June 30, 1997 and 1996.............................  5

             Notes to Condensed Consolidated Financial Statements................  6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition..................................  9

PART II.     OTHER INFORMATION
------------------------------

Item 6.      Exhibits and Reports on Form 8-K.................................... 13

SIGNATURES....................................................................... 14
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets



                                                                                          June 30,        December 31,
                                                                                            1997              1996
                                                                                       -------------------------------
Assets                                                                                   (Unaudited)       (See Note)
Current assets:
  Cash and cash equivalents                                                            $   2,571,000    $   2,307,000
  Marketable securities                                                                      210,000        5,917,000
  Accounts receivable- trade, less allowance for doubtful
      accounts of $3,421,000 (1997) and $3,767,000 (1996)                                 21,956,000       20,034,000
  Due from CoreComm Incorporated                                                             711,000               --
  Equipment inventory                                                                      7,502,000        2,912,000
  Prepaid expenses and other current assets                                                8,743,000        3,022,000
                                                                                       -------------------------------
Total current assets                                                                      41,693,000       34,192,000

Property, plant and equipment, net                                                       120,149,000       97,945,000
Unamortized license acquisition costs                                                    160,218,000      162,822,000
Deferred financing costs, less accumulated amortization
   of $256,000 (1997) and $1,065,000 (1996)                                                6,049,000        4,118,000
Other assets, less accumulated amortization of
   $1,242,000 (1997) and $723,000 (1996)                                                   1,756,000        1,645,000
                                                                                       -------------------------------
                                                                                       $ 329,865,000    $ 300,722,000
                                                                                       ===============================
Liabilities and shareholder's equity
Current liabilities:
  Accounts payable                                                                     $  14,166,000    $   7,364,000
  Accrued expenses                                                                        14,969,000       10,889,000
  Due to NTL Incorporated                                                                     84,000          102,000
  Interest payable                                                                         8,333,000        1,678,000
  Deferred revenue                                                                         3,215,000        3,081,000
                                                                                       -------------------------------
Total current liabilities                                                                 40,767,000       23,114,000

Long-term debt                                                                           200,000,000      115,000,000
Obligation under capital lease                                                             9,595,000               --
Commitments and contingent liabilities

Shareholder's equity:
 Series preferred stock--$.01 par value; authorized  none (1997) and 2,500,000
   (1996) shares; issued and outstanding none                                                     --               --
 Common stock--$.01 par value; authorized 1,000 (1997) and 30,000,000 (1996)
   shares; issued 1,000 (1997) and 13,432,000 (1996) shares                                       --          134,000
  Additional paid-in capital                                                             137,570,000      226,160,000
  (Deficit)                                                                              (58,067,000)     (55,363,000)
                                                                                       -------------------------------
                                                                                          79,503,000      170,931,000
Treasury stock--at cost, none (1997) and 343,000 (1996) shares                                    --       (8,323,000)
                                                                                       -------------------------------
                                                                                          79,503,000      162,608,000
                                                                                       -------------------------------
                                                                                       $ 329,865,000    $ 300,722,000
                                                                                       ===============================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30                        June 30
                                                             ----------------------------    ----------------------------
                                                                 1997            1996            1997            1996
                                                             ----------------------------    ----------------------------
Revenues:
Service revenue                                             $ 34,694,000    $ 28,552,000    $ 68,046,000    $ 57,065,000
Equipment revenue                                              3,744,000       3,162,000       7,663,000       6,125,000
                                                             ----------------------------    ----------------------------
                                                              38,438,000      31,714,000      75,709,000      63,190,000

Costs and expenses:
Cost of equipment sold                                         4,294,000       4,158,000       9,073,000       8,838,000
Operating expenses                                             4,338,000       4,139,000       8,228,000       8,024,000
Selling, general and administrative expenses                  18,082,000      16,554,000      35,981,000      30,201,000
Depreciation of rental equipment                                 198,000         125,000         375,000         240,000
Depreciation expense                                           4,186,000       3,063,000       7,992,000       5,951,000
Amortization expense                                           1,654,000       1,555,000       3,211,000       3,082,000
                                                             ----------------------------    ----------------------------
                                                              32,752,000      29,594,000      64,860,000      56,336,000
                                                             ----------------------------    ----------------------------
Operating income                                               5,686,000       2,120,000      10,849,000       6,854,000

Other income (expense):
Interest income and other, net                                   (79,000)        109,000         (14,000)        169,000
Interest expense                                              (5,077,000)     (1,716,000)     (9,061,000)     (3,495,000)
                                                             ----------------------------    ----------------------------
Income before income taxes and extraordinary item                530,000         513,000       1,774,000       3,528,000
Income tax (provision) benefit                                    24,000        (761,000)     (1,152,000)     (2,487,000)
                                                             ----------------------------    ----------------------------
Income (loss) before extraordinary item                          554,000        (248,000)        622,000       1,041,000
Loss from early extinguishment of debt, net of income
  tax benefit of $741,000                                        425,000               -      (3,326,000)              -
                                                             ----------------------------    ----------------------------
Net income (loss)                                           $    979,000    $   (248,000)   $ (2,704,000)   $  1,041,000
                                                             ============================    ============================

See accompanying notes.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)



                                         Common Stock            Additional                                Treasury Stock
                              ------------------------------       Paid-in                         -------------------------------
                                     Shares        Amount          Capital            (Deficit)         Shares          Amount
                              ----------------------------------------------------------------------------------------------------
Balance, December 31, 1996        13,432,000     $ 134,000      $ 226,160,000      $ (55,363,000)      (343,000)     $(8,323,000)

Exercise of stock options             20,000         1,000            286,000
Common stock repurchased,
  at cost                                                                                               (35,000)        (688,000)
Corporate restructuring          (13,451,000)     (135,000)        (8,876,000)                          378,000        9,011,000
Distribution to CoreComm
  Incorporated                                                    (80,000,000)
Net (loss) for the six months
  ended June 30, 1997                                                                 (2,704,000)
                              ----------------------------------------------------------------------------------------------------
Balance, June 30, 1997                 1,000      $      -      $ 137,570,000      $ (58,067,000)             -      $         -
                              ====================================================================================================


See accompanying  notes.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                               June 30
                                                                                 ---------------------------------
                                                                                        1997            1996
                                                                                 ---------------------------------
     Net cash provided by operating activities                                     $  13,224,000    $ 10,609,000
                                                                                 ---------------------------------

     Investing activities
     Additional cost of cellular license interest                                       (146,000)        (56,000)
     Purchase of property, plant and equipment                                       (16,815,000)    (12,230,000)
     Proceeds from maturities of marketable securities                                 5,707,000               -
                                                                                 ---------------------------------
     Net cash (used in) investing activities                                         (11,254,000)    (12,286,000)
                                                                                 ---------------------------------

     Financing activities
     Repayment of bank loan                                                         (115,000,000)              -
     Proceeds from issuance of Notes, net of financing costs                         193,695,000               -
     Proceeds from borrowings                                                                 -        5,000,000
     Distribution to CoreComm Incorporated                                           (80,000,000)              -
     Purchase of treasury stock                                                         (688,000)     (5,190,000)
     Distributions to minority interest holders                                                -      (1,172,000)
     Principal payments                                                                        -      (1,975,000)
     Additional deferred financing costs                                                       -         (22,000)
     Proceeds from exercise of stock options                                             287,000         128,000
                                                                                 ---------------------------------
     Net cash (used in) financing activities                                          (1,706,000)     (3,231,000)
                                                                                 ---------------------------------
     Increase (decrease) in cash and cash equivalents                                    264,000      (4,908,000)
     Cash and cash equivalents at beginning of period                                  2,307,000       8,050,000
                                                                                 ---------------------------------
     Cash and cash equivalents at end of period                                    $   2,571,000    $  3,142,000
                                                                                 =================================

     Supplemental disclosure of cash flow information:
     Cash paid during the period for interest exclusive
        of amounts capitalized                                                     $   2,406,000    $  2,709,000
     Income taxes paid                                                                 2,897,000       4,667,000

     Supplemental schedule of noncash investing activities:
     Common stock issued to acquire cellular license interests                     $           -    $ 21,536,000
     Liabilities incurred to acquire property, plant and equipment                     6,263,000       4,565,000
     Capital lease obligation incurred to acquire office building                      9,922,000               -

See accompanying notes.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (unaudited)





Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, Registration No. 333-26055.

Note B - Unamortized License Acquisition Costs

Unamortized license acquisition costs consist of:

                                                                              June 30,              December 31,
                                                                               1997                    1996
                                                                      ---------------------------------------------
                                                                            (Unaudited)
      Deferred cellular license costs                                     $  5,935,000             $ 5,935,000
      Excess of purchase price paid over the fair
       market value of tangible assets acquired                            189,466,000             189,320,000
                                                                      ---------------------------------------------
                                                                           195,401,000             195,255,000
      Accumulated amortization                                              35,183,000              32,433,000
                                                                      ---------------------------------------------
                                                                          $160,218,000            $162,822,000
                                                                      =============================================

Note C - Property, Plant and Equipment

Property, plant and equipment consists of:
                                                                              June 30,                December 31,
                                                                                1997                    1996
                                                                      ---------------------------------------------
                                                                            (Unaudited)
      Land                                                                $  1,951,000            $  2,027,000
      Office building                                                        9,922,000                       -
      Operating equipment                                                  108,242,000              97,513,000
      Office furniture and other equipment                                  20,957,000              16,521,000
      Rental equipment                                                       1,700,000               1,174,000
      Construction in progress                                              22,558,000              18,674,000
                                                                      ---------------------------------------------
                                                                           165,330,000             135,909,000
      Accumulated depreciation                                              45,181,000              37,964,000
                                                                      ---------------------------------------------
                                                                          $120,149,000            $ 97,945,000
                                                                      =============================================

                                       6

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



Note C - Property, Plant and Equipment (continued)

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. As of June 30, 1997, the total minimum lease payments were $18,809,000, the estimated amount representing interest was $8,955,000 and the present value of net minimum lease payments was $9,854,000. This amount includes $259,000 current portion and $9,595,000 long-term obligation under capital lease.

Note D - Accrued Expenses

Accrued expenses consists of:

                                                                            June 30,               December 31,
                                                                              1997                     1996
                                                                        -------------------------------------------
                                                                           (Unaudited)
       Accrued compensation                                              $  1,107,000            $  1,005,000
       Accrued equipment purchases                                          2,632,000                 502,000
       Accrued franchise, property and income taxes                         3,474,000               4,246,000
       Commissions payable                                                  1,274,000               1,272,000
       Subscriber deposits                                                  1,502,000               1,572,000
       Other                                                                4,980,000               2,292,000
                                                                        -------------------------------------------
                                                                          $14,969,000             $10,889,000
                                                                        ===========================================

Note E - Long-Term Debt

In January 1997, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing cost.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, the Company and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



Note F - Commitments and Contingent Liabilities

As of June 30, 1997, the Company was committed to purchase cellular network and other equipment and construction services of approximately $7,600,000. In addition, as of June 30, 1997, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $1,600,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1997 were $216,000, which were determined by the size of the Company's markets.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS


On January 31, 1997, the Company effected a corporate restructuring whereby shareholders of the Company become shareholders of CoreComm Incorporated ("CoreComm") on a one-for-one basis upon the completion of a merger of the Company with and into a subsidiary of CoreComm. As a result of this restructuring, CoreComm replaced the Company as the publicly traded entity and the Company became a wholly-owned subsidiary of CoreComm.

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Service revenue increased to $34,694,000 from $28,552,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per cellular subscriber for the second quarter decreased to $68 in 1997 from $71 in 1996. Ending subscribers were 175,500 and 138,700 as of June 30, 1997 and 1996, respectively. Ending pagers in use were 39,400 and 21,700 as of June 30, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $550,000 from $996,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $4,338,000 from $4,139,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 13% in 1997 from 14% in 1996.

Selling, general and administrative expenses increased to $18,082,000 from $16,554,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 98%, 26%, 15% and 14%, respectively, of the total $1,528,000 increase. These increases were partially offset by a decrease in bad debt expense which was (25)% of the increase.

Depreciation of rental equipment increased to $198,000 from $125,000 due to an increase in the number of rental pagers.

Depreciation expense increased to $4,186,000 from $3,063,000 primarily because of an increase in property, plant and equipment.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries



Amortization expense increased to $1,654,000 from $1,555,000 primarily due to increases in license acquisition costs.

Interest income and other, net, decreased to $(79,000) from $109,000 primarily due to the disposal of various assets.

Interest expense increased to $5,077,000 from $1,716,000 as a result of the increase in long-term debt at a higher effective interest rate.

The Company recorded an income tax benefit of $24,000 in 1997 resulting from the tax sharing agreement with CoreComm and a reduction in the current provision for Puerto Rico income taxes.

The Company recognized an increase in the income tax benefit from the loss from the early extinguishment of debt of $425,000 in 1997 due to an adjustment to the estimated tax benefit from the loss.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Service revenue increased to $68,046,000 from $57,065,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per cellular subscriber for the six months ended June 30 decreased to $68 in 1997 from $75 in 1996. Ending subscribers were 175,500 and 138,700 as of June 30, 1997 and 1996, respectively. Ending pagers in use were 39,400 and 21,700 as of June 30, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $1,410,000 from $2,713,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $8,228,000 from $8,024,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 12% in 1997 from 14% in 1996.

Selling, general and administrative expenses increased to $35,981,000 from $30,201,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 55%, 14%, 9% and 9%, respectively, of the total $5,780,000 increase.

Depreciation of rental equipment increased to $375,000 from $240,000 due to an increase in the number of rental pagers.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

Depreciation expense increased to $7,992,000 from $5,951,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,211,000 from $3,082,000 primarily due to increases in license acquisition costs.

Interest income and other, net, decreased to $(14,000) from $169,000 primarily due to a decrease in interest income on short term investments.

Interest expense increased to $9,061,000 from $3,495,000 as a result of the increase in long-term debt at a higher effective interest rate.

The provision for income taxes, net of income tax benefit of $741,000 from the loss from the early extinguishment of debt, decreased to $411,000 from $2,487,000 primarily as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network, for debt service and potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $23,000,000 in the remainder of 1997 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1997 of $7,600,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash from operations.

In April 1995, the Company and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, the Company distributed $80,000,000 to CoreComm in connection with the corporate restructuring.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to the Company, Services and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

Cash provided by operating activities was $13,224,000 and $10,609,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $2,615,000. Purchases of property, plant and equipment of $16,815,000 in 1997 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems.

The allowance for doubtful accounts was $3,421,000 as of June 30, 1997 and $3,767,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenue was 6.1% for the six months ended June 30, 1997 compared to 5.8% for the year ended December 31, 1996. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

The Company may also require additional capital for acquisitions of minority interests in its Aguadilla market or for the acquisition of certain other RSAs. The Company has from time to time engaged in discussions with third parties regarding such acquisitions.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits

        27. Financial Data Schedule

  (b)   Reports on Form 8-K

        No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CELLULAR COMMUNICATIONS OF
                                    PUERTO RICO, INC.



Date:  August  8, 1997          By: /s/ J. Barclay Knapp
                                   -------------------------
                                   J. Barclay Knapp
                                   President



Date:  August 8, 1997           By: /s/ Gregg Gorelick
                                   --------------------------
                                   Gregg Gorelick
                                   Vice President-Controller
                                   (Principal Accounting Officer)