Form 10-Q
period 1997-09-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1997-11-13
CIK 881817

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                333-26055-01
                   -------------------------------------------------------------


                  CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3517074
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)


110 E. 59/th/ Street, New York, New York                       10022
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

                           Yes      X       No ______
                                 -----

The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 1,000.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

                                     Index



PART I.  FINANCIAL INFORMATION                                      Page
------------------------------                                      ----


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets-
           September 30, 1997 and December 31, 1996.................  2

           Condensed Consolidated Statements of Operations-
           Three and nine months ended September 30, 1997 and 1996..  3

           Condensed Consolidated Statement of Shareholder's
           Equity - Nine months ended September 30, 1997............  4

           Condensed Consolidated Statements of Cash Flows-
           Nine months ended September 30, 1997 and 1996............  5

           Notes to Condensed Consolidated Financial Statements.....  6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition.......................  9

PART II.   OTHER INFORMATION
----------------------------

Item 6.    Exhibits and Reports on Form 8-K.........................  13

SIGNATURES..........................................................  14
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                                  1997                    1996
                                                                       -----------------------------------------------
ASSETS                                                                        (Unaudited)              (See Note)
Current assets:
 Cash and cash equivalents                                                        $          -            $  2,307,000
 Marketable securities                                                                       -               5,917,000
 Accounts receivable--trade, less allowance for doubtful
  accounts of $2,758,000 (1997) and $3,767,000 (1996)                               20,477,000              20,034,000
 Due from CoreComm Incorporated                                                        946,000                       -
 Equipment inventory                                                                 5,103,000               2,912,000
 Prepaid expenses and other current assets                                           7,348,000               3,022,000
                                                                         ---------------------------------------------
Total current assets                                                                33,874,000              34,192,000

Property, plant and equipment, net                                                 128,462,000              97,945,000
Unamortized license acquisition costs                                              158,842,000             162,822,000
Deferred financing costs, less accumulated amortization
 of $414,000 (1997) and $1,065,000 (1996)                                            6,376,000               4,118,000
Other assets, less accumulated amortization of
 $1,462,000 (1997) and $723,000 (1996)                                               1,726,000               1,645,000
                                                                         ---------------------------------------------
                                                                                  $329,280,000            $300,722,000
                                                                         =============================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Cash overdraft                                                                   $    781,000            $          -
 Accounts payable                                                                    8,706,000               7,364,000
 Accrued expenses                                                                   14,088,000              10,889,000
 Due to NTL Incorporated                                                               118,000                 102,000
 Due to CoreComm Incorporated                                                       13,056,000                       -
 Interest payable                                                                    3,333,000               1,678,000
 Deferred revenue                                                                    3,099,000               3,081,000
                                                                         ---------------------------------------------
Total current liabilities                                                           43,181,000              23,114,000

Long-term debt                                                                     200,000,000             115,000,000
Obligation under capital lease                                                       9,526,000                       -
Commitments and contingent liabilities

Shareholder's equity:
Series preferred stock--$.01 par value; authorized  none (1997) and
 2,500,000 (1996) shares; issued and outstanding none                                        -                       -
Common stock--$.01 par value; authorized 1,000 (1997) and 30,000,000
 (1996)  shares; issued 1,000 (1997) and 13,432,000 (1996) shares                            -                 134,000
 Additional paid-in capital                                                        137,570,000             226,160,000
 (Deficit)                                                                         (60,997,000)            (55,363,000)
                                                                         ---------------------------------------------
                                                                                    76,573,000             170,931,000
 Treasury stock--at cost, none (1997) and 343,000 (1996) shares                              -              (8,323,000)
                                                                         ---------------------------------------------
                                                                                    76,573,000             162,608,000
                                                                         ---------------------------------------------
                                                                                  $329,280,000            $300,722,000
                                                                         =============================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations

                                  (Unaudited)




                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30                              SEPTEMBER 30
                                              ------------------------------------      ------------------------------------
                                                      1997               1996                   1997              1996
                                              ------------------------------------      ------------------------------------
REVENUES:
Service revenue                                      $31,541,000       $31,056,000           $ 99,587,000        $88,121,000
Equipment revenue                                      4,672,000         3,858,000             12,335,000          9,983,000
                                              ------------------------------------      ------------------------------------
                                                      36,213,000        34,914,000            111,922,000         98,104,000

COSTS AND EXPENSES:
Cost of equipment sold                                 5,258,000         4,550,000             14,331,000         13,388,000
Operating expenses                                     4,555,000         3,921,000             12,783,000         11,945,000
Selling, general and administrative expenses          17,712,000        16,273,000             53,693,000         46,474,000
Depreciation of rental equipment                         233,000           134,000                608,000            374,000
Depreciation expense                                   4,831,000         3,253,000             12,823,000          9,204,000
Amortization expense                                   1,610,000         1,550,000              4,821,000          4,632,000
                                              ------------------------------------      ------------------------------------
                                                      34,199,000        29,681,000             99,059,000         86,017,000
                                              ------------------------------------      ------------------------------------
Operating  income                                      2,014,000         5,233,000             12,863,000         12,087,000

OTHER INCOME (EXPENSE):
Interest income and other, net                           (17,000)          136,000                (31,000)           305,000
Interest expense                                      (5,200,000)       (2,151,000)           (14,261,000)        (5,646,000)
                                              ------------------------------------      ------------------------------------
Income (loss) before income taxes and
 extraordinary item                                   (3,203,000)        3,218,000             (1,429,000)         6,746,000

Income tax provision                                    (114,000)         (945,000)            (1,266,000)        (3,432,000)
                                              ------------------------------------      ------------------------------------
Income (loss) before extraordinary item               (3,317,000)        2,273,000             (2,695,000)         3,314,000
Loss from early extinguishment of debt, net
 of income tax benefit of $1,128,000                     387,000                 -             (2,939,000)                 -

                                              ------------------------------------      ------------------------------------
Net income (loss)                                    $(2,930,000)      $ 2,273,000           $ (5,634,000)       $ 3,314,000
                                              ====================================      ====================================




See accompanying notes.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

            Condensed Consolidated Statement of Shareholder's Equity

                                  (Unaudited)




                                       COMMON STOCK          ADDITIONAL                    TREASURY STOCK
                               -------------------------      PAID-IN                 -------------------------
                                    SHARES       AMOUNT       CAPITAL      (DEFICIT)     SHARES       AMOUNT
                               ---------------------------------------------------------------------------------
Balance, December 31, 1996        13,432,000   $ 134,000   $226,160,000   $(55,363,000)  (343,000)  $(8,323,000)

Exercise of stock options             20,000       1,000        286,000
Common stock repurchased,
  at cost                                                                                 (35,000)     (688,000)
Corporate restructuring          (13,451,000)   (135,000)    (8,876,000)                  378,000     9,011,000
Distribution to CoreComm
 Incorporated                                               (80,000,000)
Net (loss) for the nine months
 ended September 30, 1997                                                   (5,634,000)
                               --------------------------------------------------------------------------------
Balance, September 30, 1997            1,000   $       -   $137,570,000   $(60,997,000)         -   $       -
                               ================================================================================



See accompanying  notes.

        Cellular Communications of Puerto Rico, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                          -------------------------------------
                                                                                   1997               1996
                                                                          -------------------------------------

Net cash provided by operating activities                                      $  13,544,000       $ 18,456,000
                                                                          -------------------------------------

INVESTING ACTIVITIES
Payment of the PCS auction deposit                                                         -        (37,000,000)
Additional cost of  cellular license interest                                       (146,000)           (56,000)
Purchase of property, plant and equipment                                        (33,621,000)       (20,159,000)
Purchase of marketable securities                                                          -         (4,230,000)
Proceeds from maturities of marketable securities                                  5,917,000          2,486,000
                                                                          -------------------------------------
Net cash (used in) investing activities                                          (27,850,000)       (58,959,000)
                                                                          -------------------------------------

FINANCING ACTIVITIES
Repayment of debt                                                               (115,000,000)        (1,975,000)
Proceeds from issuance of Notes,  net of financing costs                         193,694,000                  -
Proceeds from borrowings                                                                   -         47,000,000
Due to CoreComm Incorporated                                                      13,056,000                  -
Distribution to CoreComm Incorporated                                            (80,000,000)                 -
Purchase of treasury stock                                                          (688,000)        (5,190,000)
Distributions to minority interest holders                                                 -         (1,172,000)
Principal payments of capital lease obligation                                      (131,000)                 -
Additional deferred financing costs                                                        -            (22,000)
Proceeds from exercise of stock options                                              287,000            129,000
                                                                          -------------------------------------
Net cash provided by financing activities                                         11,218,000         38,770,000
                                                                          -------------------------------------
Decrease in cash and cash equivalents                                             (3,088,000)        (1,733,000)
Cash and cash equivalents at beginning of period                                   2,307,000          8,050,000
                                                                          -------------------------------------
Cash and cash equivalents at end of period                                     $   (781,000)       $  6,317,000
                                                                          =====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
 of amounts capitalized                                                        $  12,606,000       $  4,186,000
Income taxes paid                                                                  4,339,000          6,882,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Common stock issued to acquire cellular license interests                      $          -        $ 21,536,000
Liabilities incurred to acquire property, plant and equipment                      2,365,000          5,012,000
Capital lease obligation incurred to acquire office building                       9,922,000                  -

See accompanying notes.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (unaudited)



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-4, Registration No. 333-26055.


In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 for its fiscal year ending December 31, 1998.


In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.


NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS


Unamortized license acquisition costs consist of:

                                                            SEPTEMBER 30,       DECEMBER 31,
                                                               1997               1996
                                                          ----------------------------------
                                                           (Unaudited)
Deferred cellular license costs                              $  5,935,000       $  5,935,000
Excess of purchase price paid over the fair
 market value of tangible assets acquired                     189,466,000        189,320,000
                                                         -----------------------------------
                                                              195,401,000        195,255,000
Accumulated amortization                                       36,559,000         32,433,000
                                                         -----------------------------------
                                                             $158,842,000       $162,822,000
                                                         ===================================

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)



NOTE C - PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consists of:

                                                          SEPTEMBER 30,      DECEMBER 31,
                                                              1997               1996
                                                      --------------------------------------
                                                          (Unaudited)
Land                                                        $  1,951,000        $  2,027,000
Office building                                                9,922,000                   -
Operating equipment                                          120,287,000          97,513,000
Office furniture and other equipment                          25,105,000          16,521,000
Rental equipment                                               1,984,000           1,174,000
Construction in progress                                      19,304,000          18,674,000
                                                      --------------------------------------
                                                             178,553,000         135,909,000
Accumulated depreciation                                      50,091,000          37,964,000
                                                      --------------------------------------
                                                            $128,462,000        $ 97,945,000
                                                      ======================================

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. As of September 30, 1997, the total minimum lease payments were $18,510,000, the estimated amount representing interest was $8,719,000 and the present value of net minimum lease payments was $9,791,000. This amount includes $265,000 current portion and $9,526,000 long-term obligation under capital lease.


NOTE D - ACCRUED EXPENSES


Accrued expenses consists of:

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1997                1996
                                                        ----------------------------------
                                                        (Unaudited)
Accrued compensation                                       $ 1,162,000          $ 1,005,000
Accrued equipment purchases                                  1,572,000              502,000
Accrued franchise, property and income taxes                 3,242,000            4,246,000
Commissions payable                                          1,262,000            1,272,000
Subscriber deposits                                          1,546,000            1,572,000
Other                                                        5,304,000            2,292,000
                                                    ---------------------------------------
                                                           $14,088,000          $10,889,000
                                                    =======================================

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - DUE TO CORECOMM INCORPORATED

The Company is a wholly-owned subsidiary of CoreComm Incorporated. Due to CoreComm Incorporated represents cash that was loaned to a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services") in 1997. This loan is non-interest bearing and is due on demand.


NOTE F - LONG-TERM DEBT

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,694,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing cost.

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


NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1997, the Company was committed to purchase cellular network and other equipment and construction services of approximately $4,300,000. In addition, as of September 30, 1997, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $930,000.

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

In August 1997, two-wholly subsidiaries of the Company entered into an agreement to purchase the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA 4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and promissory notes in the aggregate amount of $8,900,000. The promissory notes will bear interest at 7.95% per annum payable semiannually and the principal will be payable on the fifth anniversary of the closing. The closing is subject to regulatory approval.

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


Three Months Ended September 30, 1997 and 1996
----------------------------------------------


Service revenue increased to $31,541,000 from $31,056,000. As a result of the lower average revenue of new subscribers, a migration of subscribers to less expensive rate plans, and a decrease in minutes of use of existing subscribers, average monthly revenue per cellular subscriber for the third quarter decreased to $59 in 1997 from $72 in 1996. Ending subscribers were 181,900 and 149,800 as of September 30, 1997 and 1996, respectively. Ending pagers in use were 45,500 and 25,500 as of September 30, 1997 and 1996, respectively.


The loss from equipment, before depreciation of rental equipment, decreased to $586,000 from $692,000 primarily because of new revenue sources in 1997. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.


Operating expenses increased to $4,555,000 from $3,921,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges.


Selling, general and administrative expenses increased to $17,712,000 from $16,273,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 22%, 34%, 21% and 20%, respectively, of the total $1,439,000 increase.


Depreciation of rental equipment increased to $233,000 from $134,000 due to an increase in the number of rental pagers.


Depreciation expense increased to $4,831,000 from $3,253,000 primarily because of an increase in property, plant and equipment.


Amortization expense increased to $1,610,000 from $1,550,000 primarily due to increases in license acquisition costs.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

Interest income and other, net, decreased to $(17,000) from $136,000 primarily due to a decrease in interest income on short term investments.


Interest expense increased to $5,200,000 from $2,151,000 as a result of the increase in long-term debt at a higher effective interest rate.


The provision for income taxes, net of income tax benefit of $387,000 from the loss from the early extinguishment of debt , decreased to a benefit of $273,000 from a provision of $945,000 as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries and due to a benefit from the tax sharing agreement with CoreComm.


Nine Months Ended September 30, 1997 and 1996
----------------------------------------------


Service revenue increased to $99,587,000 from $88,121,000 as a result of subscriber growth. As a result of the lower average revenue of new subscribers, a migration of subscribers to less expensive rate plans, and a decrease in minutes of use of existing subscribers, average monthly revenue per cellular subscriber for the nine months ended September 30 decreased to $65 in 1997 from $74 in 1996. Ending subscribers were 181,900 and 149,800 as of September 30, 1997 and 1996, respectively. Ending pagers in use were 45,500 and 25,500 as of September 30, 1997 and 1996, respectively.


The loss from equipment, before depreciation of rental equipment, decreased to $1,996,000 from $3,405,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.


Operating expenses increased to $12,783,000 from $11,945,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 12.8% in 1997 from 13.6% in 1996.


Selling, general and administrative expenses increased to $53,693,000 from $46,474,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 49%, 18%, 12% and 11%, respectively, of the total $7,219,000 increase.


Depreciation of rental equipment increased to $608,000 from $374,000 due to an increase in the number of rental pagers.


Depreciation expense increased to $12,823,000 from $9,204,000 primarily because of an increase in property, plant and equipment.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries

Amortization expense increased to $4,821,000 from $4,632,000 primarily due to increases in license acquisition costs.


Interest income and other, net, decreased to $(31,000) from $305,000 primarily due to a decrease in interest income on short term investments.


Interest expense increased to $14,261,000 from $5,646,000 as a result of the increase in long-term debt at a higher effective interest rate.


The provision for income taxes, net of income tax benefit of $1,128,000 from the loss from early extinguishment of debt, decreased to $138,000 from $3,432,000 primarily as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries and due to a benefit from the tax sharing agreement with CoreComm.


In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.


                        LIQUIDITY AND CAPITAL RESOURCES


The Company requires capital to expand its cellular and paging network, for debt service and potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $6,200,000 in the in the fourth quarter of 1997 and $26,500,000 in 1998 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. The Company's commitments at September 30, 1997 of $4,300,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash from operations and cash from CoreComm (subject to the limitation contained in the Indenture to the Notes).


In August 1997, two wholly-owned subsidiaries of the Company entered into an agreement to purchase the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA 4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and promissory notes in the aggregate amount of $8,900,000. The promissory notes will bear interest at 7.95% per annum payable semiannually and the principal will be payable on the fifth anniversary of the closing. The closing is subject to regulatory approval.


In April 1995, the Company and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries


In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,694,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, the Company distributed $80,000,000 to CoreComm in connection with the corporate restructuring.


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


Cash provided by operating activities was $13,544,000 and $18,456,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease is primarily due to the increase in cash paid for interest to $12,606,000 from $4,186,000. Purchases of property, plant and equipment of $33,621,000 in 1997 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems.


The allowance for doubtful accounts was $2,758,000 as of September 30, 1997 and $3,767,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenue was 6.5% for the nine months ended September 30, 1997 compared to 5.8% for the year ended December 31, 1996. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.


The Company may also require additional capital for acquisitions of minority interests in its Aguadilla market or for the acquisition of certain other RSAs or in other telecommunications related industries, if opportunities for such acquisitions arise. The Company has from time to time engaged in discussions with third parties regarding such acquisitions.

         Cellular Communications of Puerto Rico, Inc. and Subsidiaries


PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


  (a)     Exhibits

          27. Financial Data Schedule

  (b)     Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CELLULAR COMMUNICATIONS OF
                                          PUERTO RICO, INC.


Date:  November 11, 1997                  By: /s/ J. Barclay Knapp
                                             -------------------------
                                             J. Barclay Knapp
                                             President


Date:  November 11, 1997                  By: /s/ Gregg Gorelick
                                             --------------------------
                                             Gregg Gorelick
                                             Vice President-Controller
                                             (Principal Accounting Officer)