Form 10-Q
period 1998-03-31
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1998-05-15
CIK 881817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                333-26055-01
                    ------------------------------------------------------------

                  CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3517074
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


110 East 59th Street, New York, New York                     10022
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

                           Yes    X        No
                                ------          ------

The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 1,000.

                  Cellular Communications of Puerto Rico, Inc.

                                      Index




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997 ............................    2

          Condensed Consolidated Statements of Operations -
          Three months ended March 31, 1998 and 1997 ......................    3

          Condensed Consolidated Statement of Shareholder's
          Equity - Three months ended March 31, 1998 ......................    4

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1998 and 1997 ......................    5

          Notes to Condensed Consolidated Financial Statements ............    6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition ..............................    9

PART II   OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K ................................   13

SIGNATURES ................................................................   14
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Cellular Communications of Puerto Rico, Inc.
                      Condensed Consolidated Balance Sheets

                                                                         MARCH 31,      DECEMBER 31,
                                                                           1998             1997
                                                                     ------------------------------
                                                                       (Unaudited)       (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  10,230,000    $   9,445,000
   Marketable securities                                                         -          235,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,701,000 (1998) and $2,106,000 (1997)                19,032,000       19,043,000
   Due from CoreComm Incorporated                                        1,223,000          935,000
   Equipment inventory                                                   6,501,000        2,882,000
   Prepaid expenses and other current assets                             4,592,000        5,923,000
                                                                     ------------------------------
Total current assets                                                    41,578,000       38,463,000

Property, plant and equipment, net                                     128,856,000      128,451,000
Unamortized license acquisition costs                                  173,567,000      157,467,000
Deferred financing costs, less accumulated amortization
   of $755,000 (1998) and $584,000 (1997)                                6,035,000        6,206,000
Other assets, less accumulated amortization of
   $1,263,000 (1998) and $1,088,000 (1997)                               1,663,000        1,537,000
                                                                     ------------------------------
                                                                     $ 351,699,000    $ 332,124,000
                                                                     ==============================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                  $   9,185,000    $   6,815,000
   Accrued expenses                                                      9,862,000       11,012,000
   Due to NTL Incorporated                                                 116,000           71,000
   Due to CoreComm Incorporated                                         28,456,000       17,056,000
   Interest payable                                                      3,510,000        8,333,000
   Deferred revenue                                                      5,868,000        3,952,000
                                                                     ------------------------------
Total current liabilities                                               56,997,000       47,239,000

Long-term debt                                                         208,900,000      200,000,000
Obligation under capital lease                                           9,384,000        9,456,000
Commitments and contingent liabilities

Shareholder's equity:
   Common stock - $.01 par value; authorized 1,000 shares;
      issued 1,000 shares                                                        -                -
   Additional paid-in capital                                          137,570,000      137,570,000
   (Deficit)                                                           (61,152,000)     (62,141,000)
                                                                     ------------------------------
                                                                        76,418,000       75,429,000
                                                                     ------------------------------
                                                                     $ 351,699,000    $ 332,124,000
                                                                     ==============================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                  -----------------------------
                                                        1998            1997
                                                  -----------------------------
 REVENUES:
 Service revenue                                  $ 34,459,000     $ 33,352,000
 Equipment revenue                                   4,954,000        3,919,000
                                                  -----------------------------
                                                    39,413,000       37,271,000

 COSTS AND EXPENSES:
 Cost of equipment sold                              4,575,000        4,779,000
 Operating expenses                                  4,115,000        3,890,000
 Selling, general and administrative expenses       16,133,000       17,899,000
 Depreciation of rental equipment                      241,000          177,000
 Depreciation expense                                5,946,000        3,806,000
 Amortization expense                                1,690,000        1,557,000
                                                  -----------------------------
                                                    32,700,000       32,108,000
                                                  -----------------------------
 Operating income                                    6,713,000        5,163,000

 OTHER INCOME (EXPENSE):
 Interest income and other, net                         32,000           65,000
 Interest expense                                   (5,365,000)      (3,984,000)
                                                  -----------------------------
 Income before income taxes and
    extraordinary item                               1,380,000        1,244,000
 Income tax provision                                 (391,000)      (1,176,000)
                                                  -----------------------------
 Income before extraordinary item                      989,000           68,000
 Loss from early extinguishment of debt, net
    of income tax benefit of $316,000                        -       (3,751,000)
                                                  -----------------------------
 Net income (loss)                                $    989,000     $ (3,683,000)
                                                  =============================

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)



                                        COMMON STOCK           ADDITIONAL
                                     -------------------        PAID-IN
                                     SHARES      AMOUNT         CAPITAL         (DEFICIT)
                                     -----------------------------------------------------
Balance, December 31, 1997           1,000     $       -    $ 137,570,000    $ (62,141,000)

Net income for the three months
   ended March 31, 1998                                                            989,000
                                     -----------------------------------------------------
Balance, March 31, 1998              1,000     $       -    $ 137,570,000    $ (61,152,000)
                                     =====================================================

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                 --------------------------------
                                                                       1998               1997
                                                                 --------------------------------

Net cash provided by operating activities                        $   5,562,000     $    8,130,000

INVESTING ACTIVITIES
Cost of cellular license interest                                   (8,686,000)          (146,000)
Purchase of property, plant and equipment                           (7,661,000)        (7,210,000)
Proceeds from maturities of marketable securities                      235,000          2,257,000
                                                                 --------------------------------
Net cash (used in) investing activities                            (16,112,000)        (5,099,000)
                                                                 --------------------------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                         (65,000)                 -
Due to CoreComm Incorporated                                        11,400,000                  -
Repayment of bank loan                                                       -       (115,000,000)
Proceeds from issuance of Notes,  net of financing costs                     -        193,968,000
Distribution to CoreComm Incorporated                                        -        (80,000,000)
Purchase of treasury stock                                                   -           (688,000)
Proceeds from exercise of stock options                                      -            287,000
                                                                 --------------------------------
Net cash provided by (used in) financing activities                 11,335,000         (1,433,000)
                                                                 --------------------------------

Increase in cash and cash equivalents                                  785,000          1,598,000
Cash and cash equivalents at beginning of period                     9,445,000          2,307,000
                                                                 --------------------------------
Cash and cash equivalents at end of period                       $  10,230,000     $    3,905,000
                                                                 ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
   of amounts capitalized                                        $  10,188,000     $    2,329,000
Income taxes paid                                                      200,000            550,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant
   and equipment                                                 $   1,938,000     $    1,012,000
Long-term debt issued to acquire cellular license interest           8,900,000                  -

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                    MARCH 31,      DECEMBER 31,
                                                      1998             1997
                                                 ------------------------------
                                                  (Unaudited)

Deferred cellular license costs                  $   5,935,000    $   5,935,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired        207,052,000      189,466,000
                                                 ------------------------------
                                                   212,987,000      195,401,000
Accumulated amortization                            39,420,000       37,934,000
                                                 ------------------------------
                                                 $ 173,567,000    $ 157,467,000
                                                 ==============================

In January 1998, a wholly-owned subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with this acquisition.

                  Cellular Communications of Puerto Rico, Inc.
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                             MARCH 31,       DECEMBER 31,
                                               1998             1997
                                          -------------------------------
                                            (Unaudited)

Land                                      $   1,951,000     $   1,951,000
Office building                               9,922,000         9,922,000
Operating equipment                         132,933,000       127,534,000
Office furniture and other equipment         26,676,000        24,546,000
Rental equipment                              2,070,000         1,745,000
Construction in progress                     11,149,000        12,533,000
                                          -------------------------------
                                            184,701,000       178,231,000
Accumulated depreciation                     55,845,000        49,780,000
                                          -------------------------------
                                          $ 128,856,000     $ 128,451,000
                                          ===============================

NOTE D - ACCRUED EXPENSES

Accrued expenses consists of:

                                             MARCH 31,       DECEMBER 31,
                                               1998             1997
                                          -------------------------------
                                           (Unaudited)

Accrued compensation                      $    952,000      $     765,000
Accrued equipment purchases                    325,000          1,427,000
Accrued franchise, property
   and income taxes                          3,217,000          2,836,000
Commissions payable                          1,038,000          1,143,000
Subscriber deposits                          1,520,000          1,544,000
Other                                        2,810,000          3,297,000
                                          -------------------------------
                                          $  9,862,000      $  11,012,000
                                          ===============================

                  Cellular Communications of Puerto Rico, Inc.
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                             MARCH 31,       DECEMBER 31,
                                               1998             1997
                                          -------------------------------
                                           (Unaudited)

Senior Subordinated Notes                 $ 200,000,000     $ 200,000,000
Subsidiary Note Payable                       8,900,000                 -
                                          -------------------------------
                                          $ 208,900,000     $ 200,000,000
                                          ===============================

In connection with the acquisition of Puerto Rico RSA-4, a wholly-owned subsidiary of the Company issued a promissory note in January 1998. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1998, the Company was committed to purchase approximately $2,900,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1998, the Company had commitments to purchase telephones, pagers and accessories of approximately $420,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

                  Cellular Communications of Puerto Rico, Inc.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

Service revenue increased to $34,459,000 from $33,352,000. Lower average revenue of new prepaid subscribers, a migration of subscribers to less expensive rate plans, and a decrease in minutes of use of existing subscribers resulted in average monthly revenue per cellular subscriber for the first quarter decreasing to $56 in 1998 from $68 in 1997. Ending subscribers were 211,900 and 166,600 as of March 31, 1998 and 1997, respectively. Prepaid subscribers included in ending subscribers were 59,000 and 300 as of March 31, 1998 and 1997, respectively. Ending pagers in use were 51,600 and 35,100 as of March 31, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $379,000 from a loss of $860,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Operating expenses increased to $4,115,000 from $3,890,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations).

Selling, general and administrative expenses decreased to $16,133,000 from $17,899,000 as a result of a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 14%, 49% and 13%, respectively of the $1,766,000 decrease.

Depreciation of rental equipment increased to $241,000 from $177,000 due to an increase in rental telephone depreciation and an increase in the number of rental pagers.

Depreciation expense increased to $5,946,000 from $3,806,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,690,000 from $1,557,000 primarily due to an increase in license acquisition costs.

Interest income and other, net, decreased to $32,000 from $65,000 primarily due to a decrease in interest income on short term investments.

Interest expense increased to $5,365,000 from $3,984,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997, the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

                  Cellular Communications of Puerto Rico, Inc.


The provision for income taxes decreased to $391,000 from $1,176,000 primarily as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of the bank loan, the Company recorded an extraordinary loss of $4,067,000 in the first quarter of 1997 ($3,751,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network, for debt service and potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $18,800,000 in 1998 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at March 31, 1998 of $2,900,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and cash equivalents on hand and cash from operations.

The Company has received loans from its parent company, CoreComm Incorporated ("CoreComm") of $28,456,000 as of March 31, 1998, which are non-interest bearing and are due on June 30, 1998.

In January 1998, a wholly-owned subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003. Costs of $286,000 were incurred in connection with this acquisition.

In January 1997, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, the Company distributed $80,000,000 to CoreComm in connection with the corporate restructuring.

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

Cash provided by operating activities was $5,562,000 and $8,130,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease is primarily due to the $7,859,000 increase in cash paid for interest, exclusive of amounts capitalized. Purchases of property, plant and equipment of $7,661,000 in 1998 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 4.7% for the three months ended March 31, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers and improved credit procedures.

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

                  Cellular Communications of Puerto Rico, Inc.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995:

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                  Cellular Communications of Puerto Rico, Inc.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27. Financial Data Schedule

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CELLULAR COMMUNICATIONS OF
                                              PUERTO RICO, INC.



Date:  May 11, 1998                           By: /s/ J. Barclay Knapp
                                                  --------------------
                                                  J. Barclay Knapp
                                                  President



Date:  May 11, 1998                           By: /s/ Gregg Gorelick
                                                  ------------------
                                                  Gregg Gorelick
                                                  Vice President-Controller
                                                  (Principal Accounting Officer)