Form 10-Q
period 1998-06-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC
filed 1998-08-13
CIK 881817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-19869
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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 1,000.

                  Cellular Communications of Puerto Rico, Inc.

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997 .............................    2

         Condensed Consolidated Statements of Operations
         Three and six months ended June 30, 1998 and 1997 ...............    3

         Condensed Consolidated Statement of Shareholder's Equity
         Six months ended June 30, 1998 ..................................    4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1998 and 1997 .........................    5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   10

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K ................................   16

SIGNATURES ...............................................................   17
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  Cellular Communications of Puerto Rico, Inc.
                      Condensed Consolidated Balance Sheets

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1998                1997
                                                                      ---------------------------------
                                                                        (Unaudited)          (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  18,701,000       $   9,445,000
   Marketable securities                                                          -             235,000
   Accounts receivable--trade, less allowance for doubtful
     accounts of $1,814,000 (1998) and $2,106,000 (1997)                 17,701,000          19,043,000
   Due from CoreComm Incorporated                                         3,797,000             935,000
   Equipment inventory                                                    4,266,000           2,882,000
   Prepaid expenses and other current assets                              9,001,000           5,923,000
                                                                      ---------------------------------
Total current assets                                                     53,466,000          38,463,000

Property, plant and equipment, net                                      127,359,000         128,451,000
Unamortized license acquisition costs                                   172,158,000         157,467,000
Deferred financing costs, less accumulated amortization
   of $926,000 (1998) and $584,000 (1997)                                 5,864,000           6,206,000
Other assets, less accumulated amortization of
   $639,000 (1998) and $1,088,000 (1997)                                  1,610,000           1,537,000
                                                                      ---------------------------------
                                                                      $ 360,457,000       $ 332,124,000
                                                                      =================================

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                                   $   8,437,000       $   6,815,000
   Accrued expenses                                                      10,167,000          11,012,000
   Due to NTL Incorporated                                                   11,000              71,000
   Due to CoreComm Incorporated                                          30,937,000          17,056,000
   Interest payable                                                       8,687,000           8,333,000
   Deferred revenue                                                       4,907,000           3,952,000
                                                                      ---------------------------------
Total current liabilities                                                63,146,000          47,239,000

Long-term debt                                                          208,900,000         200,000,000
Obligation under capital lease                                            9,310,000           9,456,000
Commitments and contingent liabilities

Shareholder's equity:
   Common stock--$.01 par value; authorized, issued and
     outstanding 1,000 shares                                                     -                   -
   Additional paid-in capital                                           137,570,000         137,570,000
   (Deficit)                                                            (58,469,000)        (62,141,000)
                                                                      ---------------------------------
                                                                         79,101,000          75,429,000
                                                                      ---------------------------------
                                                                      $ 360,457,000       $ 332,124,000
                                                                      =================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                     JUNE 30                                 JUNE 30
                                                       --------------------------------        --------------------------------
                                                            1998                1997                 1998               1997
                                                       --------------------------------        --------------------------------
REVENUES:
Service revenue                                        $ 37,108,000        $ 34,694,000        $  71,567,000       $ 68,046,000
Equipment revenue                                         5,499,000           3,744,000           10,453,000          7,663,000
                                                       --------------------------------        --------------------------------
                                                         42,607,000          38,438,000           82,020,000         75,709,000

COSTS AND EXPENSES:
Cost of equipment sold                                    4,879,000           4,294,000            9,454,000          9,073,000
Operating expenses                                        4,251,000           4,338,000            8,366,000          8,228,000
Selling, general and administrative expenses             16,809,000          18,082,000           32,942,000         35,981,000
Depreciation of rental equipment                            275,000             198,000              516,000            375,000
Depreciation expense                                      6,326,000           4,186,000           12,272,000          7,992,000
Amortization expense                                      1,650,000           1,654,000            3,340,000          3,211,000
                                                       --------------------------------        --------------------------------
                                                         34,190,000          32,752,000           66,890,000         64,860,000
                                                       --------------------------------        --------------------------------
Operating  income                                         8,417,000           5,686,000           15,130,000         10,849,000

OTHER INCOME (EXPENSE):
Interest income and other, net                               31,000             (79,000)              63,000            (14,000)
Interest expense                                         (5,395,000)         (5,077,000)         (10,760,000)        (9,061,000)
                                                       --------------------------------        --------------------------------
Income before income taxes and extraordinary item         3,053,000             530,000            4,433,000          1,774,000
Income tax (provision) benefit                             (370,000)             24,000             (761,000)        (1,152,000)
                                                       --------------------------------        --------------------------------
Income before extraordinary item                          2,683,000             554,000            3,672,000            622,000
Loss from early extinguishment of debt, net of
   income tax benefit of $741,000                                 -             425,000                    -         (3,326,000)
                                                       --------------------------------        --------------------------------
Net income (loss)                                      $  2,683,000        $    979,000        $   3,672,000       $ (2,704,000)
                                                       ================================        ================================



See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
            Condensed Consolidated Statement of Shareholder's Equity
                                   (Unaudited)



                                                   COMMON STOCK             ADDITIONAL
                                            -------------------------        PAID-IN
                                              SHARES         AMOUNT          CAPITAL              (DEFICIT)
                                            ----------------------------------------------------------------
Balance, December 31, 1997                     1,000       $   -           $ 137,570,000       $ (62,141,000)

Net income for the six months
  ended June  30, 1998                                                                             3,672,000
                                            ----------------------------------------------------------------
Balance, June  30, 1998                        1,000       $   -           $ 137,570,000       $ (58,469,000)
                                            ================================================================



See accompanying  notes.

                  Cellular Communications of Puerto Rico, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                     ----------------------------------
                                                                           1998               1997
                                                                     ----------------------------------

Net cash provided by operating activities                            $  19,515,000       $   13,224,000

INVESTING ACTIVITIES
Cost of cellular license interest                                       (8,686,000)            (146,000)
Purchase of property, plant and equipment                              (13,075,000)         (16,747,000)
Proceeds from maturities of marketable securities                          235,000            5,707,000
                                                                     ----------------------------------
Net cash (used in) investing activities                                (21,526,000)         (11,186,000)
                                                                     ----------------------------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                            (133,000)             (68,000)
Due to CoreComm Incorporated                                            11,400,000                    -
Repayment of bank loan                                                           -         (115,000,000)
Proceeds from issuance of Notes,  net of financing costs                         -          193,695,000
Distribution to CoreComm Incorporated                                            -          (80,000,000)
Purchase of treasury stock                                                       -             (688,000)
Proceeds from exercise of stock options                                          -              287,000
                                                                     ----------------------------------
Net cash provided by (used in) financing activities                     11,267,000           (1,774,000)
                                                                     ----------------------------------

Increase in cash and cash equivalents                                    9,256,000              264,000
Cash and cash equivalents at beginning of period                         9,445,000            2,307,000
                                                                     ----------------------------------
Cash and cash equivalents at end of period                           $  18,701,000       $    2,571,000
                                                                     ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
   of amounts capitalized                                            $  10,406,000       $    2,406,000
Income taxes paid                                                          263,000            2,897,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment        $   1,643,000       $    6,263,000
Long-term debt issued to acquire cellular license interest               8,900,000                    -
Capital lease obligation incurred to acquire office building                     -            9,922,000


See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                  ------------------------------
                                                    (Unaudited)

  Deferred cellular license costs                 $   5,935,000    $   5,935,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired       207,052,000      189,466,000
                                                  ------------------------------
                                                    212,987,000      195,401,000
  Accumulated amortization                           40,829,000       37,934,000
                                                  ------------------------------
                                                  $ 172,158,000    $ 157,467,000
                                                  ==============================

In January 1998, the San Juan Cellular Telephone Company ("SJCTC"), a wholly-owned subsidiary of the Company, purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with this acquisition.

                  Cellular Communications of Puerto Rico, Inc.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                  JUNE 30,          DECEMBER 31,
                                                    1998                1997
                                               ---------------------------------
                                                 (Unaudited)

  Land                                         $   1,951,000       $   1,951,000
  Office building                                  9,922,000           9,922,000
  Operating equipment                            136,252,000         127,534,000
  Office furniture and other equipment            30,235,000          24,546,000
  Rental equipment                                 2,596,000           1,745,000
  Construction in progress                         8,765,000          12,533,000
                                               ---------------------------------
                                                 189,721,000         178,231,000
  Accumulated depreciation                        62,362,000          49,780,000
                                               ---------------------------------
                                               $ 127,359,000       $ 128,451,000
                                               =================================

NOTE D - ACCRUED EXPENSES

Accrued expenses consists of:
                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                  ------------------------------
                                                   (Unaudited)

  Accrued compensation                            $  1,286,000      $    765,000
  Accrued equipment purchases                          246,000         1,427,000
  Accrued franchise, property and income taxes       3,532,000         2,836,000
  Commissions payable                                1,017,000         1,143,000
  Subscriber deposits                                1,411,000         1,544,000
  Other                                              2,675,000         3,297,000
                                                  ------------------------------
                                                  $ 10,167,000      $ 11,012,000
                                                  ==============================

                  Cellular Communications of Puerto Rico, Inc.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE E - LONG-TERM DEBT

Long-term debt consists of:

                                              JUNE 30,           DECEMBER 31,
                                                1998                 1997
                                           ----------------------------------
                                            (Unaudited)

  Senior Subordinated Notes                $ 200,000,000        $ 200,000,000
  Subsidiary Note Payable                      8,900,000                    -
                                           ----------------------------------
                                           $ 208,900,000        $ 200,000,000
                                           ==================================

In connection with the acquisition of Puerto Rico RSA-4, SJCTC issued a promissory note in January 1998. The promissory note was repaid in August 1998 using proceeds from the new bank loan. Interest on the note was payable at 7.95% per annum beginning in July 1998.

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1998, the Company was committed to purchase approximately $2,600,000 for cellular network and other equipment and for construction services. In addition, as of June 30, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $700,000.

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

NOTE G - NEW BANK LOAN AND DISTRIBUTION TO CORECOMM INCORPORATED

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in SJCTC from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay most of its loan payable to its parent company, CoreComm Incorporated ("CoreComm"), and the Company made a cash distribution of $120,000,000 to CoreComm. CoreComm is planning to make a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash or in-kind and spinning out 100% of CoreComm Limited and its subsidiaries to CoreComm's shareholders.

                  Cellular Communications of Puerto Rico, Inc.
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE G - NEW BANK LOAN AND DISTRIBUTION TO CORECOMM INCORPORATED (CONTINUED)

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, the Company has pledged to the banks the stock of its subsidiaries and the Company and its subsidiaries have given the banks a security interest in their assets. The Company and its subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on the Company and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that the Company and its subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

Services incurred costs of approximately $3,000,000 in connection with the bank loan which will be included in deferred financing costs.

                  Cellular Communications of Puerto Rico, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Service revenue increased to $37,108,000 from $34,694,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the second quarter decreasing to $55 in 1998 from $68 in 1997. Ending subscribers were 234,400 and 175,500 as of June 30, 1998 and 1997, respectively. Ending pagers in use were 53,400 and 39,400 as of June 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $620,000 from a loss of $550,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Operating expenses decreased to $4,251,000 from $4,338,000 primarily due to a reduction in interconnection charges, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11.4% in 1998 from 12.5% in 1997.

Selling, general and administrative expenses decreased to $16,809,000 from $18,082,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 70%, 22% and 8%, respectively of the $1,273,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (28)% of the decrease.

Depreciation of rental equipment increased to $275,000 from $198,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $6,326,000 from $4,186,000 primarily because of an increase in property, plant and equipment.

Amortization expense decreased to $1,650,000 from $1,654,000 due to certain deferred costs becoming fully amortized.

Interest income and other, net, increased to income of $31,000 from expense of $79,000 primarily due to losses on the disposals of various assets in 1997.

Interest expense increased to $5,395,000 from $5,077,000 as a result of the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

                  Cellular Communications of Puerto Rico, Inc.


The provision for income taxes increased to $370,000 from a benefit of $24,000 primarily as a result of an increase in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

The Company recorded an increase in the income tax benefit from the loss from the early extinguishment of debt of $425,000 in 1997 due to an adjustment to the estimated tax benefit from the loss.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Service revenue increased to $71,567,000 from $68,046,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the six months ended June 30 decreasing to $55 in 1998 from $68 in 1997. Ending subscribers were 234,400 and 175,500 as of June 30, 1998 and 1997, respectively. Ending pagers in use were 53,400 and 39,400 as of June 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $999,000 from a loss of $1,410,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Operating expenses increased to $8,366,000 from $8,228,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11.7% in 1998 from 12.1% in 1997.

Selling, general and administrative expenses decreased to $32,942,000 from $35,981,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 38%, 38% and 11%, respectively of the $3,039,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (23)% of the decrease.

Depreciation of rental equipment increased to $516,000 from $375,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $12,272,000 from $7,992,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,340,000 from $3,211,000 primarily due to an increase in license acquisition costs.

Interest income and other, net, increased to income of $63,000 from expense of $14,000 primarily due to losses on the disposals of various assets in 1997.

                  Cellular Communications of Puerto Rico, Inc.


Interest expense increased to $10,760,000 from $9,061,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997, the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

The provision for income taxes decreased to $761,000 from $1,152,000 primarily as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of the bank loan, the Company recorded an extraordinary loss of $4,067,000 in 1997 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $16,700,000 in the remainder of 1998 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1998 of $2,600,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures.

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in the San Juan Cellular Telephone Company ("SJCTC") from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay most of its loan payable to its parent company, CoreComm Incorporated ("CoreComm"), and the Company made a cash distribution of $120,000,000 to CoreComm. CoreComm is planning to make a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash or in-kind and spinning out of 100% of CoreComm Limited and its subsidiaries to CoreComm's shareholders.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

                  Cellular Communications of Puerto Rico, Inc.


In connection with the bank loan, the Company has pledged to the banks the stock of its subsidiaries and the Company and its subsidiaries have given the banks a security interest in their assets. The Company and its subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on the Company and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that the Company and its subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, the Company distributed $80,000,000 to CoreComm in 1997.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to Services, the Company and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company is highly leveraged as a result of the new bank loan and the use of the proceeds to distribute cash to CoreComm. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its consolidated capital requirements at least through the next twelve months with cash and cash equivalents on hand, cash from operations and borrowings under the new bank loan.

Cash provided by operating activities was $19,515,000 and $13,224,000 for the six months ended June 30, 1998 and 1997, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $13,075,000 in 1998 were primarily for additional cell sites and increased capacity

                  Cellular Communications of Puerto Rico, Inc.


in the Company's cellular and paging networks. In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Including costs incurred in connection with the acquisition of $286,000, total cash paid was $8,686,000.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 4.1% for the six months ended June 30, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers and improved credit procedures.


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

                  Cellular Communications of Puerto Rico, Inc.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe", "anticipate", "should", "intend", "plan", "will", "expects", "estimates", "projects", "positioned", "strategy", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                  Cellular Communications of Puerto Rico, Inc.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

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

                                            CELLULAR COMMUNICATIONS OF
                                            PUERTO RICO, INC.



Date:  August 12, 1998                      By: /s/ J. Barclay Knapp
                                               ------------------------------
                                               J. Barclay Knapp
                                               President



Date:  August 12, 1998                      By: /s/ Gregg Gorelick
                                               ------------------------------
                                               Gregg Gorelick
                                               Vice President-Controller
                                               (Principal Accounting Officer)