Form 10-Q
period 1998-09-30
CCPR INC
filed 1998-11-16
CIK 881817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-19869
                    ------------------------------------------------------------


                                   CCPR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   (On August 28, 1998, the name of the Registrant was changed from Cellular
               Communications of Puerto Rico, Inc. to CCPR, Inc.)


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

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 1,000.

                                   CCPR, Inc.
             (formerly Cellular Communications of Puerto Rico, Inc.)

                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997 ......................     2

         Condensed Consolidated Statements of Operations
         Three and nine months ended September 30, 1998 and 1997 .......     3

         Condensed Consolidated Statement of Shareholder's Equity
         (Deficiency)
         Nine months ended September 30, 1998 ..........................     4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1998 and 1997 .................     5

         Notes to Condensed Consolidated Financial Statements...........     6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ............................    10

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ..............................    17

SIGNATURES..............................................................    18
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                1998              1997
                                                                           -------------------------------
                                                                             (Unaudited)        (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                               $  16,157,000     $   9,445,000
   Marketable securities                                                               -           235,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,758,000 (1998) and $2,106,000 (1997)                      20,020,000        19,043,000
   Due from parent company                                                     2,084,000           935,000
   Equipment inventory                                                         5,853,000         2,882,000
   Prepaid expenses and other current assets                                   7,004,000         5,923,000
                                                                           -------------------------------
Total current assets                                                          51,118,000        38,463,000

Property, plant and equipment, net                                           124,170,000       128,451,000
Unamortized license acquisition costs                                        170,806,000       157,467,000
Deferred financing costs, less accumulated amortization
   of $1,164,000 (1998) and $584,000 (1997)                                    8,788,000         6,206,000
Other assets, less accumulated amortization of
   $793,000 (1998) and $1,088,000 (1997)                                       1,376,000         1,537,000
                                                                           -------------------------------
                                                                           $ 356,258,000     $ 332,124,000
                                                                           ===============================
LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                        $  10,364,000     $   6,815,000
   Accrued expenses                                                           12,279,000        11,012,000
   Due to NTL Incorporated                                                         5,000            71,000
   Due to parent company                                                               -        17,056,000
   Interest payable                                                            4,845,000         8,333,000
   Deferred revenue                                                            5,723,000         3,952,000
                                                                           -------------------------------
Total current liabilities                                                     33,216,000        47,239,000

Long-term debt                                                               355,000,000       200,000,000
Obligation under capital lease                                                 9,234,000         9,456,000
Commitments and contingent liabilities

Shareholder's equity (deficiency):
   Common stock - $.01 par value; authorized, issued and
     outstanding 1,000 shares                                                          -                 -
   Additional paid-in capital                                                 17,570,000       137,570,000
   (Deficit)                                                                 (58,762,000)      (62,141,000)
                                                                           -------------------------------
                                                                             (41,192,000)       75,429,000
                                                                           -------------------------------
                                                                           $ 356,258,000     $ 332,124,000
                                                                           ===============================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30                           SEPTEMBER 30
                                                    ------------------------------        --------------------------------
                                                         1998              1997                1998               1997
                                                    ------------------------------        --------------------------------
REVENUES:
Service revenue                                     $ 39,224,000      $ 31,541,000        $ 110,791,000      $  99,587,000
Equipment revenue                                      5,643,000         4,672,000           16,096,000         12,335,000
                                                    ------------------------------        --------------------------------
                                                      44,867,000        36,213,000          126,887,000        111,922,000

COSTS AND EXPENSES:
Cost of equipment sold                                 5,072,000         5,258,000           14,526,000         14,331,000
Operating expenses                                     4,294,000         4,555,000           12,660,000         12,783,000
Selling, general and administrative expenses          17,101,000        17,712,000           50,043,000         53,693,000
Depreciation of rental equipment                         312,000           233,000              828,000            608,000
Depreciation expense                                   6,547,000         4,831,000           18,819,000         12,823,000
Amortization expense                                   1,700,000         1,610,000            5,040,000          4,821,000
                                                    ------------------------------        --------------------------------
                                                      35,026,000        34,199,000          101,916,000         99,059,000
                                                    ------------------------------        --------------------------------
Operating income                                       9,841,000         2,014,000           24,971,000         12,863,000

OTHER INCOME (EXPENSE):
Interest income and other, net                          (381,000)          (17,000)            (318,000)           (31,000)
Interest expense                                      (6,957,000)       (5,200,000)         (17,717,000)       (14,261,000)
                                                    ------------------------------        --------------------------------
Income (loss) before income taxes and
   extraordinary item                                  2,503,000        (3,203,000)           6,936,000         (1,429,000)
Income tax provision                                  (2,796,000)         (114,000)          (3,557,000)        (1,266,000)
                                                    ------------------------------        --------------------------------
Income (loss) before extraordinary item                 (293,000)       (3,317,000)           3,379,000         (2,695,000)
Loss from early extinguishment of debt, net of
   income tax benefit of $1,128,000                            -           387,000                    -         (2,939,000)
                                                    ------------------------------        --------------------------------
Net income (loss)                                   $   (293,000)     $ (2,930,000)       $   3,379,000      $  (5,634,000)
                                                    ==============================        ================================



See accompanying notes.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries
      Condensed Consolidated Statement of Shareholder's Equity (Deficiency)
                                   (Unaudited)


                                          COMMON STOCK               ADDITIONAL
                                      ---------------------            PAID-IN
                                       SHARES       AMOUNT             CAPITAL            (DEFICIT)
                                      --------------------------------------------------------------
Balance, December 31, 1997              1,000      $      -       $  137,570,000       $ (62,141,000)

Distribution to parent company                                      (120,000,000)
Net income for the nine months
   ended September 30, 1998                                                                3,379,000
                                      --------------------------------------------------------------
Balance, September 30, 1998             1,000      $      -       $   17,570,000       $ (58,762,000)
                                      ==============================================================



See accompanying  notes.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                     --------------------------------------
                                                                           1998                    1997
                                                                     --------------------------------------
Net cash provided by operating activities                            $   27,295,000          $   13,544,000

INVESTING ACTIVITIES
Cost of cellular license interest                                        (8,686,000)               (146,000)
Purchase of property, plant and equipment                               (17,813,000)            (33,621,000)
Proceeds from maturities of marketable securities                           235,000               5,917,000
                                                                     --------------------------------------
Net cash (used in) investing activities                                 (26,264,000)            (27,850,000)
                                                                     --------------------------------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                             (201,000)               (131,000)
Due to parent company                                                    12,944,000              13,056,000
Proceeds from bank loan, net of financing costs                         151,838,000                       -
Repayment of long-term debt                                              (8,900,000)                      -
Repayment of amount due to parent company                               (30,000,000)                      -
Repayment of bank loan                                                            -            (115,000,000)
Proceeds from issuance of Notes, net of financing costs                           -             193,694,000
Distribution to parent company                                         (120,000,000)            (80,000,000)
Purchase of treasury stock                                                        -                (688,000)
Proceeds from exercise of stock options                                           -                 287,000
                                                                     --------------------------------------
Net cash provided by financing activities                                 5,681,000              11,218,000
                                                                     --------------------------------------

Increase (decrease) in cash and cash equivalents                          6,712,000              (3,088,000)
Cash and cash equivalents at beginning of period                          9,445,000               2,307,000
                                                                     --------------------------------------
Cash and cash equivalents at end of period                           $   16,157,000          $     (781,000)
                                                                     ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                           $    21,205,000         $   12,606,000
Income taxes paid                                                            781,000              4,339,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment        $     1,373,000         $    2,365,000
Long-term debt issued to acquire cellular license interest                 8,900,000                      -
Capital lease obligation incurred to acquire office building                       -              9,922,000


See accompanying notes.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, which had no effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is assessing whether changes in reporting will be required upon the adoption of this new standard. The Company will adopt SFAS No. 131 for fiscal year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1998              1997
                                                 -------------------------------
                                                   (Unaudited)

  Deferred cellular license costs                $   5,935,000     $   5,935,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired      207,052,000       189,466,000
                                                 -------------------------------
                                                   212,987,000       195,401,000
  Accumulated amortization                          42,181,000        37,934,000
                                                 -------------------------------
                                                 $ 170,806,000     $ 157,467,000
                                                 ===============================

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

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                -------------------------------
                                                  (Unaudited)

  Land                                          $   1,951,000     $   1,951,000
  Office building                                   9,922,000         9,922,000
  Operating equipment                             137,326,000       127,534,000
  Office furniture and other equipment             31,439,000        24,546,000
  Rental equipment                                  3,044,000         1,745,000
  Construction in progress                          8,064,000        12,533,000
                                                -------------------------------
                                                  191,746,000       178,231,000
  Accumulated depreciation                         67,576,000        49,780,000
                                                -------------------------------
                                                $ 124,170,000     $ 128,451,000
                                                ===============================

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE D - ACCRUED EXPENSES

Accrued expenses consist of:
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1998              1997
                                                 ------------------------------
                                                  (Unaudited)

  Accrued compensation                           $  1,398,000      $    765,000
  Accrued equipment purchases                         243,000         1,427,000
  Accrued franchise, property and income taxes      5,345,000         2,836,000
  Commissions payable                                 616,000         1,143,000
  Subscriber deposits                               1,389,000         1,544,000
  Other                                             3,288,000         3,297,000
                                                 ------------------------------
                                                 $ 12,279,000      $ 11,012,000
                                                 ==============================

NOTE E - LONG-TERM DEBT

Long-term debt consists of:
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997
                                                 ------------------------------
                                                  (Unaudited)

  Senior Subordinated Notes                      $ 200,000,000    $ 200,000,000
  Bank loan                                        155,000,000                -
                                                 ------------------------------
                                                 $ 355,000,000    $ 200,000,000
                                                 ==============================

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in SJCTC from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay its loan payable to its parent company, Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) ("CCPR"), and the Company made a cash distribution of $120,000,000 to CCPR. CCPR made a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash and distributed 100% of the common stock of CoreComm Limited to CCPR's shareholders.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE E - LONG-TERM DEBT (CONTINUED)

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,162,000 in connection with the bank loan which are included in deferred financing costs.

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

NOTE F - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1998, the Company was committed to purchase approximately $2,900,000 for cellular network and other equipment and for construction services. In addition, as of September 30, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,400,000.

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

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

In September 1998, Hurricane Georges struck Puerto Rico and the U.S. Virgin Islands. The Company's insurance is expected to cover nearly all of the expenses associated with restoring its service and the cost of repairing and replacing damaged equipment and facilities. In addition, the Company has business interruption insurance so it is not expected to incur an uninsured material loss from the Company's cell sites that were out of service. The Company received $1,000,000 from its insurance company in November 1998 as a partial payment of its claim, which was recorded in the results of operations in the third quarter. The Company has not completed discussions with its insurance carriers and their adjusters regarding the total amount to be paid.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

Service revenue increased to $39,224,000 from $31,541,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the third quarter decreasing to $53 in 1998 from $59 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 264,700 and 181,900 as of September 30, 1998 and 1997, respectively. Ending pagers in use were 54,300 and 45,500 as of September 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $571,000 from a loss of $586,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future.

Operating expenses decreased to $4,294,000 from $4,555,000 primarily due to the elimination of the expense accrual for the proposed Puerto Rico universal service charge in the fourth quarter of 1997. Subsidiaries of the Company were recording an estimate for this proposed charge in operating expenses through September 30, 1997. The total expense accrual of $1,644,000 was reversed in the fourth quarter of 1997 after the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of the universal service charge to January 1997 had been eliminated. After adjusting for the reversal of $520,000 charged to expense in the third quarter of 1997, operating expenses increased to $4,294,000 from $4,035,000 due to additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11% in 1998 from 13% (after adjustment) in 1997.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


Selling, general and administrative expenses decreased to $17,101,000 from $17,712,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 8%, 65% and 11%, respectively of the $611,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (29)% of the decrease.

Depreciation of rental equipment increased to $312,000 from $233,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $6,547,000 from $4,831,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,700,000 from $1,610,000 primarily due to an increase in deferred financing costs.

Interest income and other, net, increased to expense of $381,000 from expense of $17,000 primarily due to losses on the disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of the partial payment of claims. Interest income increased to $13,000 from $7,000.

Interest expense increased to $6,957,000 from $5,200,000 as a result of the new bank loan commencing in August 1998.

The provision for income taxes increased to $2,796,000 from $114,000 as a result of a tax provision of $2,200,000 in connection with the August 1998 transactions and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

The Company recorded an increase in the income tax benefit from the loss from the early extinguishment of debt of $387,000 in 1997 due to an adjustment to the estimated tax benefit from the loss.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Service revenue increased to $110,791,000 from $99,587,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the nine months ended September 30 decreasing to $53 in 1998 from $65 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 264,700 and 181,900 as of September 30, 1998 and 1997, respectively. Ending pagers in use were 54,300 and 45,500 as of September 30, 1998 and 1997, respectively.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


The income (loss) from equipment, before depreciation of rental equipment, increased to income of $1,570,000 from a loss of $1,996,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future.

Operating expenses decreased to $12,660,000 from $12,783,000 primarily due to the elimination of the expense accrual for the proposed Puerto Rico universal service charge in the fourth quarter of 1997. Subsidiaries of the Company were recording an estimate for this proposed charge in operating expenses through September 30, 1997. The total expense accrual of $1,644,000 was reversed in the fourth quarter of 1997 after the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of the universal service charge to January 1997 had been eliminated. After adjusting for the expense reversal, operating expenses increased to $12,660,000 from $11,139,000 due to increased usage of the network and additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue was 11% in 1998 and in 1997 (after adjustment).

Selling, general and administrative expenses decreased to $50,043,000 from $53,693,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 33%, 42% and 11%, respectively of the $3,650,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (24)% of the decrease.

Depreciation of rental equipment increased to $828,000 from $608,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $18,819,000 from $12,823,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $5,040,000 from $4,821,000 due to increases in license acquisition costs and deferred financing costs.

Interest income and other, net, increased to expense of $318,000 from expense of $31,000 primarily due to losses on the disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of the partial payment of claims. Interest income decreased to $20,000 from $114,000 due to a decrease in amounts available for short term investment.

Interest expense increased to $17,717,000 from $14,261,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the subsidiary note payable in January 1998 and the new bank loan commencing in August 1998.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


The provision for income taxes increased to $3,557,000 from $1,266,000 as a result of a tax provision of $2,200,000 in connection with the August 1998 transactions and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of a bank loan, the Company recorded an extraordinary loss of $4,067,000 in 1997 ($2,939,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $9,500,000 in the fourth quarter of 1998 and $30,700,000 in 1999 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at September 30, 1998 of $2,900,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures.

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in SJCTC from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay its loan payable to its parent company, Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) ("CCPR"), and the Company made a cash distribution of $120,000,000 to CCPR. CCPR made a capital contribution to its then wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash and distributed 100% of the common stock of CoreComm Limited to CCPR's shareholders.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,162,000 in connection with the bank loan which are included in deferred financing costs.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


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

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In addition, the Company distributed $80,000,000 to CCPR in 1997.

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

The Company is highly leveraged as a result of the new bank loan and the use of the proceeds to distribute cash to CCPR. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its consolidated capital requirements at least through the next twelve months with cash and cash equivalents on hand, cash from operations and borrowings under the new bank loan.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company will be required to consider a number of measures,

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or (v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

Cash provided by operating activities was $27,295,000 and $13,544,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of
$17,813,000 in 1998 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks. In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000 including costs incurred in connection with the acquisition of $286,000.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 3.8% for the nine months ended September 30, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.

CCPR has retained an investment banking firm to act as financial adviser in reviewing strategic alternatives to enhance shareholder value, including the exploration of partnering opportunities in the region through a business
combination,   an  appropriate  acquisition,   the  sale  of  CCPR,  or  similar
transactions. As of the date of this Form 10-Q, CCPR is not engaged in any substantive discussions with other parties regarding such a potential transaction.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service systems. The Company will also evaluate the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company expects to complete the assessment of its IT systems in 1998 and expects to complete the validation and implementation

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is still in the assessment phase and is expected to be completed in early 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999. The Company estimates that it will incur costs of $2,000,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness. As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party systems and products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and test remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe", "anticipate", "should", "intend", "plan", "will", "expects", "estimates", "projects", "positioned", "strategy", and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

                                   CCPR, Inc.
    (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CCPR, INC.



Date:  November 11, 1998                   By: /s/ J. Barclay Knapp
                                              ------------------------------
                                              J. Barclay Knapp
                                              President



Date:  November 11, 1998                   By: /s/ Gregg Gorelick
                                              ------------------------------
                                              Gregg Gorelick
                                              Vice President-Controller
                                              (Principal Accounting Officer)