Form 10-K
period 1998-12-31
CCPR INC
filed 1999-03-31
CIK 881817

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   ------

                                F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the Transition Period From _________ to ________

                        Commission File No. 0-19869

                                 CCPR, INC.
           (Exact name of registrant as specified in its charter)

           Delaware                                       13-3517074
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  110 East 59th Street, New York, New York                  10022
  (Address of principal executive offices)               (Zip Code)

                               (212) 906-8481
            (Registrant's telephone number, including area code)

                                 ----------

        Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

        Securities registered pursuant to Section 12(g) of the Act:

         Guarantee of 10% Senior Subordinated Notes due 2007 issued by CCPR Services, Inc.
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, there were 1,000 shares of the Registrant's common stock outstanding. The Registrant is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated), and there is no market for the Registrant's common stock.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions.


                             TABLE OF CONTENTS

                                                                          PAGE


PART
         ITEM 1.      BUSINESS.............................................1
         ITEM 2.      PROPERTY.............................................1
         ITEM 3.      LEGAL PROCEEDINGS....................................1
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS......1

PART II
         ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                      RELATED STOCKHOLDER MATTERS..........................2
         ITEM 6.      SELECTED FINANCIAL DATA..............................2
         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION...................3
         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                      MARKET RISK..........................................8
         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........8
         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE..................9

PART III
         ITEMS 10, 11, 12 AND 13...........................................9

PART IV
         ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                      ON FORM 8-K..........................................9

         EXHIBIT INDEX....................................................10

         SIGNATURES.......................................................11

         INDEX TO FINANCIAL STATEMENTS....................................F-1



                                   PART I

ITEM 1.           BUSINESS

General

                  CCPR, Inc. (the "Company") is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("Parent") (formerly CoreComm Incorporated). The Company is a Delaware corporation that was originally organized under the name EC Acquisition, Inc. on May 18, 1988. The Company, through wholly-owned entities, owns, operates and markets cellular and paging systems in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and conducts other telecommunications related operations. The Company's executive offices are located at 110 East 59th Street, New York, New York 10022 and its telephone number is (212) 906-8481.

                  Prior to September 1, 1998, the Company was known as Cellular Communications of Puerto Rico, Inc., and prior to January 31, 1997 (the "Merger Date") the Company was a publicly traded entity. On the Merger Date the Company effected a corporate restructuring (the "Restructuring") whereby shareholders of the Company became shareholders of Parent on a one-for-one basis upon the completion of a merger of the Company with and into a subsidiary of Parent. As a result of the Restructuring Parent replaced the Company as the publicly traded entity and the Company became a wholly-owned subsidiary of Parent.

ITEM 2.           PROPERTY

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                  Omitted pursuant to General Instruction I(2)(e) of Form
10-K.


                                  PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  The Company is a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following table sets forth certain financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.



                                                                         Year Ended December 31,
                                              -------------------------------------------------------------------
                                                 1998       1997        1996            1995            1994
                                              ---------- ----------- -----------   --------------  --------------
                                                                              (In thousands)
                                                                     -----------   --------------  --------------

Income statement data:
   Revenues                                     $177,225    $148,494    $133,818         $108,668         $67,141
   Operating expenses                            140,881     129,858     115,817           97,647          65,187
   Operating income                               36,344      18,636      18,001           11,021           1,954)
   Income (loss) before extraordinary item         6,057      (3,452)      5,114           (1,451)         (4,812)
   Net income (loss)                               6,057      (6,778)      5,114           (1,451)         (4,812)


                                                                             December 31,
                                      -----------------------------------------------------------------------------
                                         1998(1)        1997            1996          1995 (2)           1994
                                      -----------  --------------  --------------  --------------   ---------------

Balance sheet data:
Working capital (deficiency)          $20,850             $(8,776)        $11,078         $12,444           $10,808
Property, plant and
   Equipment-net                      125,422             128,451          97,945          75,769            55,077
Total assets                          373,460             332,124         300,722         256,997           231,371
Long-term debt                        355,000             200,000         115,000          90,000           101,212
Shareholders' equity (deficiency)     (38,514)             75,429         162,608         144,152           112,784

---------------
(1) In 1998, a subsidiary of the Company borrowed $155,000,000 under a new credit agreement with various banks.
(2) In 1995, the $40,000,000 principal amount Convertible Senior Subordinated Notes were converted into approximately 2,778,000 shares of common stock.

         The Company did not declare or pay any cash dividends during the periods indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           RESULTS OF OPERATIONS

Years ended December 31, 1998 and 1997

                  Service revenue increased to $153,132,000 from $131,882,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the year ended December 31 decreasing to $51 in 1998 from $62 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 301,500 and 196,400 as of December 31, 1998 and 1997, respectively. Ending pagers in use were 56,900 and 49,000 as of December 31, 1998 and 1997, respectively.

                  The income (loss) from equipment, before depreciation of rental equipment, increased to income of $2,022,000 from a loss of $2,477,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above costs to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future.

                  Operating expenses increased to $16,968,000 from $14,949,000 primarily due to additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue was 11% in 1998 and in 1997.

                  Selling, general and administrative expenses decreased to $68,389,000 from $70,160,000 primarily as a result of a decrease in bad debt expense and subscriber billing expense. The decreases in bad debt expense and subscriber billing expense were 121% and 22%, respectively, of the total $1,771,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was
(120)% of the decrease.

                  Depreciation of rental equipment increased to $1,169,000 from $855,000 due to an increase in the number of rental telephones and pagers.

                  Depreciation expense increased to $25,503,000 from $18,390,000 primarily because of an increase in property, plant and equipment.

                  Amortization expense increased to $6,781,000 from $6,415,000 primarily due to increases in license acquisition costs and deferred financing costs.

                  Interest income and other, net, increased to income of $79,000 from expense of $1,817,000 primarily due to a reduction in losses from disposals of cell site equipment.

                  Interest expense increased to $26,158,000 from $19,400,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the subsidiary note payable in January 1998 and the new bank loan commencing in August 1998.

                  The provision for income taxes increased to $4,208,000 from $871,000 as a result of a tax provision of $2,200,000 in connection with the August 1998 transactions and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

                  In 1997, a subsidiary of the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs in connection with the termination of a bank loan.

Years Ended December 31, 1997 and 1996

                  Service revenue increased to $131,882,000 from $119,839,000. As a result of the lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rates plans resulted in average monthly revenue per cellular subscriber for the year ended December 31 decreasing to $62 in 1997 from $73 in 1996. Ending subscribers were 196,4000 and 159,300 as of December 31, 1997 and 1996, respectively. Ending pagers in use were 49,000 and 31,000 as of December 31, 1997 and 1996, respectively.

                  The loss from equipment, before depreciation of rental equipment, decrease to $2,477,000 from $3,983,000 primarily because the Company is not selling telephones below their costs to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this decrease.

                  Operating expenses decreased to $14,949,000 from $15,214,000 primarily due to a reduction in interconnection charges offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11.3% in 1997 from 12.7% in 1996.

                  Late in the fourth quarter of 1997, the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of a universal service charge to January 1997 had been eliminated. As a result, in the fourth quarter, subsidiaries of the Company reversed a $1,644,000 expense accrual for the proposed charge which had been recorded in operating expenses during the prior quarters of 1997.

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

                  Amortization expense increased to $6,415,000 from $6,187,000 primarily due to increases in licenses acquisitions costs.

                  Interest income and other, net, decreased to expense of $1,817,000 from income of $646,000 primarily due to an increase in loss on write-downs and disposals of property, plant and equipment to $1,873,000 from $371,000.

                  Interest expense increased to $19,400,000 from $8,181,000 as a result of the increase in long-term debt at a higher effective interest rate.

                  The provision for income taxes decreased to $871,000 from $5,352,000 as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries and a federal income tax benefit from the tax sharing agreement with the Company's parent.

                  In connection with the termination of the bank loan, a subsidiary of the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.


                      LIQUIDITY AND CAPITAL RESOURCES

                  The Company requires capital to expand its Puerto Rico and U.S. Virgin Islands cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $35,400,000 in 1999 for contemplated additions to the cellular network, the paging network, and for other non-cell site related capital expenditures. The Company's commitments at December 31, 1998 of $7,500,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash, cash equivalents and marketable securities on hand and cash from operations.

                  In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in the San Juan Cellular Telephone Company ("SJCTC") from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay its loan payable to Parent, and the Company made a cash distribution of $120,000,000 to Parent.

                  Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

                  In connection with the bank loan, the Company has pledged to the banks the stock of its subsidiaries and the Company and its subsidiaries have given the banks a security interest in their assets. The Company and its subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on the Company and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that the Company and its subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

                  In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company, which guarantee is full, joint and several. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In addition, the Company distributed $80,000,000 to Parent in 1997.

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

                  Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company may be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or (v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

                  Cash provided by operating activities was $46,858,000 and $27,167,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $22,560,000 in 1998 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks. In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000, including costs incurred in connection with the acquisition of $286,000.

                  Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 3.6% for the year ended December 31, 1998 compared to 6.7% for the ended December 31, 1997. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.

Year 2000

                  The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and (4) implementation and testing. The Company has incurred approximately $500,000 related to its Year 2000 project and estimates that it will incur costs of $1,900,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

                  The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service systems. The Company is also evaluating the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its IT systems and expects to complete the remediation and testing of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is expected to be completed by June 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999.

                  The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of the electric company or the local exchange telephone company to be ready for the year 2000. This could cause a temporary interruption in the provision of service to customers or in the Company's ability to complete telephone calls, or both. Either or both could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred. The contingency plan to address some of these risks involve utilizing back-up power supplies and alternative interconnections, which would require time to implement and may be constrained due to capacity and/or training limitations. The Company has had experience in implementing its disaster recovery plan due to Hurricane Georges, which struck Puerto Rico and the U.S. Virgin Islands in September 1998 and caused the electric company and local exchange telephone company to experience service interruptions.

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

                  Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000- ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

                  Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We are exposed to changes in interest rates primarily from our investments in cash equivalents and available-for-sale marketable securities. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. The Company's cash equivalents at December 31, 1998 were invested for very short periods such that their exposure to interest rate changes was not significant.

               The principal amount by expected maturity, average interest rate and fair value of the Company's liabilities that are exposed to interest rate risk are described in the Notes to Consolidated Financial Statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements are included herein commencing on page F-1.

                  The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.




                                                                         (In thousands)

                                                                              1998
                                                                       Three Months Ended
                                               ------------------------------------------------------------------
                                                  March 31        June 30       September 30       December 31
                                               --------------  -------------  -----------------  ----------------

Revenues                                             $ 39,413        $42,607            $44,867           $50,338
Operating income                                        6,713          8,417              9,841            11,373
Net income (loss)                                         989          2,683               (293)            2,678



                                                                              1997
                                                                       Three Months Ended
                                               ------------------------------------------------------------------
                                                  March 31        June 30       September 30       December 31
                                               --------------  -------------  -----------------  ----------------

Revenues                                             $ 37,271        $38,438            $36,213           $36,572
Operating income                                        5,163          5,686              2,014             5,773
Income (loss) before extraordinary item                    68            554             (3,317)             (757)
Net income (loss)                                      (3,683)           979             (2,930)           (1,144)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.



                                  PART III

ITEMS 10, 11, 12 AND 13.

                  Omitted pursuant to General Instruction I(2)(e) of Form
10-K.


                                  PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

a.   i.   Financial Statements -  See list of Financial Statements on page F-1.

     ii. Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

     iii. Exhibits - See Exhibit Index on page 27.

         b. Reports on Form 8-K. The Company filed no current reports on Form 8-K for the quarter ended December 31, 1998.

         c. Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         d. Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.



                               EXHIBIT INDEX

Exhibit No.

2 Agreement and Plan of Merger, dated as of January 31, 1997 by and among the Company, Parent and CoreComm Sub, Inc. (Incorporated by reference from Exhibit 2 to Parent's 1996 Form 10-K, File Number 19869-99)

3.1      Restated Certificate of Incorporation of the Company.
         (Incorporated by reference to Parent's Form 8-B, filed
         February 12, 1997, File Number 19869-99)

3.2 By-laws of the Company. (Incorporated by reference to Parent's Form 8-B, filed February 12, 1997, File Number 19869-99)

4.1 Indenture dated as of January 31, 1997 by and between Services, the Company and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit 4.1, to Parent's 1996 Form 10-K, File Number 19869-99)

4.2 Registration Rights Agreement dated as of January 31, 1997 by and among Services, the Company and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (Incorporated by reference from Exhibit
         4.3 to Parent's 1996 Form 10-K, File Number 19869-99)

10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among Parent, the Company and CCPR Services. (Incorporated by Reference from Exhibit 10.2 to Parent's 1996 Form 10-K, File Number 19869-99)

10.3 Form of Administration and Management Agreement between CCPR Services, Inc., on the one hand and, on the other hand, individually, each of Aguadilla Cellular Telephone Company, Inc., CCI PR RSA, Inc., Cellular Communications of Arecibo, Inc., Cellular Ponce, Inc., Gamma Communications, Mayaguez Cellular Telephone Co., Inc., San Juan Cellular Telephone Company and Star Associates, Inc. (Incorporated by reference to Exhibit 10.9, File Number 33-44420)

10.4 Agreement dated as of January 31, 1997, by and between the Company and CCPR Services, Inc. (Incorporated by Reference from Exhibit
         10.4 to Parent's 1996 Form 10-K, File Number 19869-99)

10.5 Credit Agreement dated as of August 11, 1998 between CCPR Services, Inc., CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.), the Lenders Party thereto and The Chase Manhattan Bank, as amended (incorporated by reference from CCPR Services, Inc.'s 1997 Form 10-K, File Number 333-26055).

21       Omitted pursuant to General Instruction I(2)(b) of Form 10-K

27.1     Financial Data Schedule, for the year ended December 31, 1998



                                 SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 31, 1999

                                CCPR, INC.


                                By: /s/  Stanton N. Williams
                                    -------------------------------
                                    Stanton N. Williams
                                    Vice President and Chief Financial Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Signature                               Title                  Date


/s/ George S. Blumenthal              Principal Executive       March 31, 1999
-------------------------------       Officer and Director
George S. Blumenthal

/s/ J. Barclay Knapp                  Chief Operating Officer   March 31, 1999
-------------------------------       and Director
J. Barclay Knapp

/s/ Stanton N. Williams               Principal Financial       March 31, 1999
------------------------------        Officer
Stanton N. Williams

/s/ Gregg Gorelick                    Principal Accounting      March 31, 1999
------------------------------        Officer
Gregg Gorelick

/s/ Sidney R. Knafel                  Director                  March 31, 1999
-----------------------------
Sidney R. Knafel


/s/ Del Mintz                         Director                  March 31, 1999
-----------------------------
Del Mintz


/s/ Alan J. Patricof                  Director                  March 31, 1999
----------------------------
Alan J. Patricof


/s Warren Potash                      Director                  March 31, 1999
----------------------------
Warren Potash



                      Form 10-K--Item 14(a)(1) and (2)

        CCPR, Inc. (formerly Cellular Communications of Puerto Rico,
                          Inc.) and Subsidiaries

                 Index to Consolidated Financial Statements
                      and Financial Statement Schedule

The following consolidated financial statements and schedule of CCPR, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors............................................F-2
Consolidated Balance Sheets - December 31, 1998 and 1997..................F-3
Consolidated Statements of Operations - Years Ended
   December 31, 1998, 1997 and 1996.......................................F-4
Consolidated Statement of Shareholder's Equity (Deficiency) -
   Years Ended December 31, 1998, 1997 and 1996...........................F-5
Consolidated Statements of Cash Flows - Years Ended
   December 31, 1998, 1997 and 1996.......................................F-6
Notes to Consolidated Financial Statements................................F-8

The following consolidated financial statement schedule of CCPR, Inc. and subsidiaries is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts..........................F-19


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


                       Report of Independent Auditors



Shareholder and Board of Directors
CCPR, Inc.

We have audited the accompanying consolidated balance sheets of CCPR, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CCPR, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP



San Juan, Puerto Rico
February 26, 1999



        CCPR, Inc. (formerly Cellular Communications of Puerto Rico,
                          Inc.) and Subsidiaries

                        Consolidated Balance Sheets



                                                                                  December 31
                                                                            1998              1997
                                                                       ---------------------------------
Assets
Current assets:
   Cash and cash equivalents                                           $    32,613,000  $      9,445,000
   Marketable securities                                                             -           235,000
Accounts receivable--trade, less allowance for doubtful accounts
     of $1,582,000 (1998) and $2,106,000 (1997)                             18,806,000        19,043,000
   Due from parent company                                                   4,180,000           935,000
   Equipment inventory                                                       7,635,000         2,882,000
   Prepaid expenses and other current assets                                 5,433,000         5,923,000
                                                                       ---------------------------------
Total current assets                                                        68,667,000        38,463,000

Property, plant and equipment, net                                         125,422,000       128,451,000
Unamortized license acquisition costs                                      169,453,000       157,467,000
Deferred financing costs, less accumulated amortization of
   $1,446,000 (1998) and $584,000 (1997)                                     8,721,000         6,206,000
Other assets, less accumulated amortization of $957,000 (1998) and
   $1,088,000 (1997)                                                         1,197,000         1,537,000
                                                                       ---------------------------------
                                                                          $373,460,000      $332,124,000
                                                                       =================================
Liabilities and shareholder's equity (deficiency) Current liabilities:
   Accounts payable                                                    $    15,003,000  $      6,815,000
   Accrued expenses                                                         16,128,000        11,012,000
   Due to NTL Incorporated                                                      58,000            71,000
   Due to parent company                                                     1,926,000        17,056,000
   Interest payable                                                          8,367,000         8,333,000
   Deferred revenue                                                          6,335,000         3,952,000
                                                                       ---------------------------------
Total current liabilities                                                   47,817,000        47,239,000

Long-term debt                                                             355,000,000       200,000,000
Obligation under capital lease                                               9,157,000         9,456,000
Commitments and contingent liabilities

Shareholder's equity (deficiency):
Common stock--$.01 par value; authorized, issued and outstanding
     1,000 shares                                                                    -                 -
   Additional paid-in capital                                               17,570,000       137,570,000
   (Deficit)                                                               (56,084,000)      (62,141,000)
                                                                       ---------------------------------
                                                                           (38,514,000)       75,429,000
                                                                       ---------------------------------
                                                                          $373,460,000      $332,124,000
                                                                       =================================

See accompanying notes.




 CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries

                   Consolidated Statements of Operations


                                                                          Year ended December 31
                                                                 1998              1997               1996
                                                           -----------------------------------------------------

Revenues:
   Service revenue                                         $    153,132,000  $     131,882,000  $    119,839,000
   Equipment revenue                                             24,093,000         16,612,000        13,979,000
                                                           -----------------------------------------------------
                                                                177,225,000        148,494,000       133,818,000
Costs and expenses:
   Cost of equipment sold                                        22,071,000         19,089,000        17,962,000
   Operating expenses                                            16,968,000         14,949,000        15,214,000
   Selling, general and administrative expenses                  68,389,000         70,160,000        63,223,000
   Depreciation of rental equipment                               1,169,000            855,000           521,000
   Depreciation expense                                          25,503,000         18,390,000        12,710,000
   Amortization expense                                           6,781,000          6,415,000         6,187,000
                                                           -----------------------------------------------------
                                                                140,881,000        129,858,000       115,817,000
                                                           -----------------------------------------------------
Operating income                                                 36,344,000         18,636,000        18,001,000

Other income (expense):
   Interest income and other, net                                    79,000         (1,817,000)          646,000
   Interest expense                                             (26,158,000)       (19,400,000)       (8,181,000)
                                                           -----------------------------------------------------
Income (loss) before income tax provision and
   extraordinary item                                            10,265,000         (2,581,000)       10,466,000
Income tax provision                                             (4,208,000)          (871,000)       (5,352,000)
                                                           -----------------------------------------------------
Income (loss) before extraordinary item                           6,057,000         (3,452,000)        5,114,000
Loss from early extinguishment of debt, net of
   income tax benefit of $741,000                                         -         (3,326,000)                -
                                                           -----------------------------------------------------

Net income (loss)                                          $      6,057,000  $      (6,778,000) $      5,114,000
                                                           =====================================================



See accompanying notes.



                CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries

                            Consolidated Statement of Shareholder's Equity (Deficiency)



                                                            Additional
                                    Common Stock              Paid-in                           Treasury Stock
                                Shares         Amount         Capital       (Deficit)       Shares         Amount
                             ------------------------------------------------------------------------------------------

Balance, December 31, 1995      12,803,000  $    128,000   $ 210,646,000  $ (60,477,000)    (207,000)   $  (6,145,000)

Shares issued for interests
   in cellular license             820,000         8,000      21,528,000
Exercise of stock options           16,000                       129,000
Common stock repurchased,
   at cost                                                                                   (343,000)     (8,323,000)
Retirement of Treasury Stock      (207,000)       (2,000)     (6,143,000)                     207,000       6,145,000
Net income for the year ended
   December 31, 1996                                                          5,114,000
                             ------------------------------------------------------------------------------------------
Balance, December 31, 1996      13,432,000       134,000     226,160,000    (55,363,000)     (343,000)     (8,323,000)
Exercise of stock options           20,000         1,000         286,000
Common stock
   repurchased, at cost                                                                       (35,000)       (688,000)
Corporate restructuring        (13,451,000)     (135,000)     (8,876,000)                     378,000       9,011,000
Distribution to parent
   company                                                   (80,000,000)
Net loss for the year ended
   December 31, 1997                                                         (6,778,000)
                             ------------------------------------------------------------------------------------------
Balance, December 31, 1997           1,000             -     137,570,000    (62,141,000)            -               -
Distribution to parent
   company                                                  (120,000,000)
Net income for the year ended
   December 31, 1998                                                          6,057,000
                             ------------------------------------------------------------------------------------------
Balance, December 31, 1998           1,000  $          -   $  17,570,000  $ (56,084,000)            -   $           -
                             ------------------------------------------------------------------------------------------




See accompanying notes.





                CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and Subsidiaries

                   Consolidated Statements of Cash Flows


                                                                             Year ended December 31
                                                                      1998             1997            1996
                                                                 -----------------------------------------------
Operating activities
Net income (loss)                                                $    6,057,000   $   (6,778,000) $    5,114,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                   33,453,000       25,660,000      19,418,000
     Provision for losses on accounts receivable                      5,004,000        7,146,000       7,520,000
     Loss on disposal of property, plant and equipment                  431,000        1,873,000         371,000
     Loss from early extinguishment of debt                                   -        4,067,000               -
Changes in operating assets and liabilities net of
       effects from business acquisitions:
         Accounts receivable                                         (4,128,000)      (6,155,000)     (9,625,000)
         Due from parent company                                     (3,245,000)        (935,000)              -
         Equipment inventory                                         (4,753,000)          30,000       3,476,000
         Prepaid expenses and other current assets                      490,000       (2,901,000)       (422,000)
         Other assets                                                    21,000         (171,000)       (292,000)
         Accounts payable                                             6,948,000       (1,066,000)      2,497,000
         Accrued expenses                                             4,176,000       (1,098,000)       (227,000)
         Interest payable                                                34,000        6,655,000       1,063,000
         Deferred revenue                                             2,383,000          871,000         227,000
         Due to Cellular Communications, Inc.                                 -                -        (310,000)
         Due to NTL Incorporated                                        (13,000)         (31,000)        102,000
                                                                 -----------------------------------------------
Net cash provided by operating activities                            46,858,000       27,167,000      28,912,000

Investing activities
Purchase of marketable securities                                             -         (235,000)    (18,653,000)
Proceeds from maturities of marketable securities                       235,000        5,917,000      12,736,000
Purchase of property, plant and equipment                           (22,560,000)     (40,259,000)    (36,564,000)
Purchase of cellular license interests                               (8,686,000)        (146,000)     (5,811,000)
Net cash (used in) investing activities                             (31,011,000)     (34,723,000)    (48,292,000)

Financing activities
Proceeds from borrowings, net of financing costs                    151,623,000      193,233,000      52,000,000
Principal payments                                                   (8,900,000)    (115,000,000)    (28,975,000)
Principal payments of capital lease obligation                         (272,000)        (194,000)              -
Due to parent company                                                14,870,000       17,056,000               -
Additional deferred financing costs                                           -                -         (22,000)
Repayment of amount due to parent company                           (30,000,000)               -               -
Proceeds from exercise of stock options                                       -          287,000         129,000
Purchase of treasury stock                                                    -         (688,000)     (8,323,000)
Distribution to parent company                                     (120,000,000)     (80,000,000)              -
Distribution to minority interests holders                                    -                -      (1,172,000)
Net cash provided by financing activities                             7,321,000       14,694,000      13,637,000
                                                                 -----------------------------------------------
Increase (decrease) in cash and cash equivalents                     23,168,000        7,138,000      (5,743,000)
Cash and cash equivalents at beginning of year                        9,445,000        2,307,000       8,050,000
                                                                 -----------------------------------------------
Cash and cash equivalents at end of year                         $   32,613,000   $    9,445,000  $    2,307,000
                                                                 ===============================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest exclusive of
     amounts capitalized                                         $   26,124,000   $   12,745,000  $    7,118,000
   Income taxes paid                                                    967,000        4,405,000       7,239,000

Supplemental schedule of noncash investing activities:
Long-term debt issued to acquire cellular license interest       $    8,900,000   $           -   $            -
Liabilities incurred to acquire property, plant and
     equipment                                                        5,191,000       3,038,000        1,595,000
   Capital lease obligation incurred to acquire
     office building                                                          -       9,922,000                -
   Common stock issued to acquire cellular license interests                  -               -       21,536,000




See accompanying notes.



     CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.)
                              and Subsidiaries

                 Notes to Consolidated Financial Statements


1.       Organization and Nature of Operations

CCPR Inc. (formerly Cellular Communications of Puerto Rico, Inc.) (the "Company") was incorporated on May 18, 1988 as a wholly-owned subsidiary of Cellular Communications, Inc. ("CCI") to own and operate cellular telephone systems. On July 25, 1990, CCI and AirTouch Communications, Inc. entered into a Merger and Joint Venture Agreement, as amended, pursuant to which, on February 28, 1992, CCI distributed to its stockholders all of the outstanding common stock of the Company.

In January 1997, the Company completed a corporate restructuring. A new entity named Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) ("CCPR") was formed, and a subsidiary of CCPR was merged with and into the Company. Upon the merger, the Company became a wholly-owned subsidiary of CCPR and shareholders of the Company became shareholders of CCPR on a one for one basis.

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

           Notes to Consolidated Financial Statements (continued)


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

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $14,918,000 at December 31, 1998 and consisted of corporate commercial paper.

Marketable Securities

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

The Company had no marketable securities at December 31, 1998. Marketable securities at December 31, 1997 consisted of corporate debt securities. During the years ended December 31, 1998, 1997 and 1996, there were no realized gains or losses on sales of securities. As of December 31, 1997, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

Equipment Inventory

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

Allowance for Doubtful Accounts

The Company records an estimate of uncollectible accounts receivable based on the current aging of its receivables and its prior collections experience.

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

Capitalized Interest

Interest is capitalized as a component of the cost of property, plant and equipment constructed. In 1998, 1997 and 1996, interest of $148,000, $415,000 and $198,000, respectively, was capitalized.

Deferred Financing Costs

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

Advertising

The Company charges the cost of advertising to expense as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $3,473,000, $3,667,000 and $3,025,000, respectively.

3.       Recent Accounting Pronouncements

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998 which had no impact on the Company's financial position or results of operations.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted effective January 1, 2000. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

4.       Unamortized License Acquisition Costs

Unamortized license acquisition costs consist of:



                                                                           December 31

                                                                    1998                  1997
                                                            -----------------------------------------

Deferred cellular license costs                                   $    5,935,000        $   5,935,000
Excess of purchase price paid over the fair
    market value of tangible assets acquired                         207,052,000          189,466,000
                                                            -----------------------------------------
                                                                     212,987,000          195,401,000
Accumulated amortization                                              43,534,000           37,934,000
                                                            -----------------------------------------
                                                                    $169,453,000         $157,467,000
                                                            =========================================



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

In November 1996, the Company acquired the remaining interests, aggregating 49%, in Star Associates, Inc., the company which owned the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2) for cash of $5,755,000 including expenses.

In February 1996, the Company acquired the remaining minority interests aggregating approximately 6% in SJCTC in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, SJCTC made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000 plus expenses of $56,000 and the deficiency in net assets acquired of $850,000 have been classified as license acquisition costs.

5.   Property, Plant and Equipment

Property, plant and equipment consist of:


                                                                           December 31

                                                                      1998                   1997
                                                             ---------------------------------------------

Land                                                                  $   1,951,000          $   1,951,000
Office building                                                           9,922,000              9,922,000
Operating equipment                                                     142,252,000            127,534,000
Office furniture and other equipment                                     33,909,000             24,546,000
Rental equipment                                                          3,413,000              1,745,000
Construction in progress                                                  8,387,000             12,533,000
                                                             ---------------------------------------------
                                                                        199,834,000            178,231,000
Accumulated depreciation                                                 74,412,000             49,780,000
                                                             ---------------------------------------------
                                                                       $125,422,000           $128,451,000
                                                             =============================================



6.   Accrued Expenses

Accrued expenses consist of:


                                                                               December 31

                                                                        1998                     1997
                                                               ---------------------- -- --------------------

Accrued compensation                                                     $  1,309,000           $     765,000
Accrued franchise, property and income taxes                                6,105,000               2,836,000
Commissions payable                                                         1,237,000               1,143,000
Accrued equipment purchases                                                 2,340,000               1,427,000
Subscriber deposits                                                         1,384,000               1,544,000
Other                                                                       3,753,000               3,297,000
                                                               ---------------------- -- --------------------
                                                                          $16,128,000             $11,012,000
                                                               ====================== == ====================



7.   Long-Term Debt

Long-term debt consists of:


                                                                             December 31

                                                                        1998                     1997
                                                               ---------------------- -- --------------------

Senior Subordinated Notes                                                $200,000,000            $200,000,000
Bank loan                                                                 155,000,000                       -
                                                               ---------------------- -- --------------------
                                                                         $355,000,000            $200,000,000
                                                               ====================== == ====================


In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to the Company of $30,000,000, to purchase a 23.5% interest in SJCTC from the Company for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. The Company used $30,000,000 to repay its loan payable to its parent company and the Company made a cash distribution of $120,000,000 to its parent.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, the Company has pledged to the banks the stock of its subsidiaries and the Company and its subsidiaries have given the banks a security interest in their assets. The Company and its subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on the Company and its subsidiaries' (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that the Company and its subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by the Company, which guarantee is full, joint and several. The Company and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In connection with the repayment of the loan, Services recorded an extraordinary loss of $4,067,000 from the write-off of unamortized deferred financing costs. In addition, Services made a cash payment to the Company of $80,000,000 in exchange for a 21% interest in SJCTC, and the Company distributed the $80,000,000 to CCPR.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, the Company and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to the Company and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to CCPR), (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

Long-term debt repayments are due as follows:


Year ending December 31,


2001                                             $  5,000,000
2002                                               11,500,000
2003                                               14,500,000
Thereafter                                        324,000,000
                                          -------------------
                                                 $355,000,000
                                          ===================


The fair value of the Notes as of December 31, 1998 and 1997 was $193,500,000 and $194,000,000, respectively, based on the quoted market price. The fair value of the bank loan as of December 31, 1998 was $155,000,000 based on discounted cash flow analysis.

8.   Related Party Transactions

CCI provided management, financial and legal services to the Company. Amounts charged to the Company included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on Company business by the common officers and employees of CCI and the Company. Amounts charged to the Company included in general and administrative expenses during the year ended December 31, 1996 was $429,000. In August 1996, upon the merger of CCI with AirTouch Communications, Inc., NTL Incorporated ("NTL") commenced providing management, financial and legal services to the Company. NTL charged the Company for direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on Company business by the common officers and employees of NTL and the Company. The amount charged to the Company included in general and administrative expenses in 1996 was $207,000.

In January 1997, CCPR commenced charging the Company for management, financial and legal services. CCPR charges the Company for direct costs where identifiable and a portion of its corporate overhead. The amounts charged to the Company included in general and administrative expenses in 1998 and 1997 were $447,000 and $1,780,000, respectively.

It is not practicable to determine the amount of expenses that would have been incurred had the Company operated as an unaffiliated entity. However, in the opinion of management of the Company, the allocation method is reasonable.

9.   Income Taxes

The provision for income taxes consists of the following:


                                            Year ended December 31

                                      1998                 1997               1996
                              -----------------------------------------------------------
Current:
Federal                                  $        -           $       -        $        -
State                                     2,200,000             400,000                 -
Puerto Rico and U.S.
    Virgin Islands                        2,008,000             471,000         4,555,000
                              -----------------------------------------------------------
Total current                             4,208,000             871,000         4,555,000
                              -----------------------------------------------------------

Deferred:
    Federal                                       -                   -                 -
    Puerto Rico                                   -                   -           797,000
                              -----------------------------------------------------------
Total deferred                                    -                   -           797,000
                              -----------------------------------------------------------
                                         $4,208,000            $871,000        $5,352,000
                              ===========================================================

The provision for income taxes differs from the statutory rate principally due to state and local income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:



                                                                               December 31
                                                                        1998                 1997
                                                                 ------------------- --------------------
Deferred tax liabilities:
    Tax over book depreciation and amortization                          $44,777,000          $29,094,000
Deferred tax assets:
    Net operating loss carryforwards                                      60,620,000           36,352,000
    Valuation allowance for deferred tax assets                          (16,640,000)          (8,055,000)
                                                                 ------------------- --------------------
    Net deferred tax assets                                               43,980,000           28,297,000
                                                                 ------------------- --------------------
Net deferred tax liabilities                                            $    797,000         $    797,000
                                                                 =================== ====================


As of January 1997, the Company and its subsidiaries are included in CCPR's consolidated federal income tax group. At December 31, 1998, the Company had net operating loss carryforwards of approximately $139,900,000 for federal income tax purposes that expire as follows: $3,800,000 in 2004, $3,900,000 in 2006, $20,400,000 in 2007, $26,400,000 in 2008, $14,100,000
in 2009, $9,600,000 in 2010, $5,500,000 in 2011, $35,800,000 in 2012 and
$20,400,000 in 2013.

9.   Income Taxes (continued)

At December 31, 1998, the Company had net operating loss carryforwards of approximately $33,400,000 to offset future Puerto Rico taxable income that expire as follows: $2,000,000 in 1999, $2,200,000 in 2000, $2,600,000 in
2001, $4,100,000 in 2002, $5,200,000 in 2003, $16,200,000 in 2004 and
$1,100,000 in 2005.

In January 1997, CCPR, the Company and Services entered into a tax sharing agreement which provides that the Company and Services will pay to CCPR (or CCPR will pay to the Company or Services, as appropriate) an amount which would equal the amount of taxes for which a company would be liable if such company were not part of the CCPR consolidated group.

The provision for income taxes differs from the statuatory rates principally due to state and local taxes and the losses for which no benefit has been provided.

10.  Pension Plans

Two subsidiaries of the Company have defined contribution plans covering all employees who have completed six months of employment. The Company's matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 20% of annual compensation not to exceed the maximum allowed by law. The Company's expense for 1998, 1997 and 1996 was $227,000, $204,000 and
$168,000, respectively.

11.  Leases

Total rent expense during the years ended December 31, 1998, 1997 and 1996 was $3,506,000, $3,680,000 and $3,085,000, respectively.

Future minimum annual lease payments under noncancellable operating leases at December 31, 1998 are: $3,138,000 (1999); $2,432,000 (2000); $1,672,000
(2001); $1,134,000 (2002); $416,000 (2003) and $3,238,000 thereafter.

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. Accumulated depreciation on the office building at December 31, 1998 and 1997 was $1,049,000 and $388,000, respectively. Future minimum annual payments under this lease at December 31, 1998 are as follows:

Year ending December 31,

1999                                                 $1,196,000
2000                                                  1,196,000
2001                                                  1,196,000
2002                                                  1,265,000
2003                                                  1,288,000
Thereafter                                           10,872,000
                                                  -------------
                                                     17,013,000
Interest                                             (7,557,000)
                                                  -------------
Present value of net minimum obligations              9,456,000
Current portion                                        (299,000)
                                                  -------------
                                                     $9,157,000
                                                  =============


12.  Commitments and Contingent Liabilities

As of December 31, 1998, the Company was committed to purchase approximately $7,500,000 for cellular network and other equipment and for construction services. In addition, as of December 31, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,200,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use a service mark in Puerto Rico and the U.S. Virgin Islands which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition, results of operations or cash flows to result from these matters.


              Schedule II - Valuation and Qualifying Accounts



               Col. A                   Col. B             Col. C              Col. D           Col. E
------------------------------------------------------------------------------------------------------------
                                                          Additions
                                                  -------------------------

                                                       (1)         (2)
                                                  -------------------------

                                                                 Charged
                                      Balance at   Charged to    to Other
                                       Beginning    Costs and   Accounts-   Deductions -        Balance at
             Description               of Period    Expenses     Describe     Describe        End of Period
-------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
  Allowance for doubtful accounts    $2,106,000   $5,004,000       $ -     $(5,528,000)   (a) $1,582,000

Year ended December 31, 1997:
  Allowance for doubtful accounts    $3,767,000   $7,146,000       $ -     $(8,807,000)   (a) $2,106,000

Year ended December 31, 1996:
  Allowance for doubtful accounts    $3,233,000   $7,520,000       $ -     $(6,986,000)   (a) $3,767,000



(a) - Uncollectible accounts written off, net of recoveries.
