Form 10-Q
period 1999-03-31
CCPR INC
filed 1999-05-14
CIK 881817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-19869
                    ------------------------------------------------------------

                                   CCPR, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3517074
------------------------------------        ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


110 East 59th Street, New York, New York                             10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (212) 355-3466
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock as of March 31, 1999 was 1,000.

                           CCPR, Inc. and Subsidiaries


                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998 ...........................     2

         Condensed Consolidated Statements of Income -
         Three months ended March 31, 1999 and 1998 .....................     3

         Condensed Consolidated Statement of Shareholder's
         (Deficiency) - Three months ended March 31, 1999 ...............     4

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1999 and 1998 .....................     5

         Notes to Condensed Consolidated Financial Statements ...........     6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .............................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....    14

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ...............................    15

SIGNATURES...............................................................    16
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CCPR, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                  MARCH 31,        DECEMBER 31,
                                                                    1999              1998
                                                              ---------------------------------
                                                                (Unaudited)         (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                  $  27,173,000       $  32,613,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,162,000 (1999) and $1,582,000 (1998)         17,299,000          18,806,000
   Due from parent company                                        4,424,000           4,180,000
   Equipment inventory                                           10,929,000           7,635,000
   Prepaid expenses and other current assets                      4,655,000           5,433,000
                                                              ---------------------------------
Total current assets                                             64,480,000          68,667,000

Property, plant and equipment, net                              128,961,000         125,422,000
Unamortized license acquisition costs                           168,116,000         169,453,000
Deferred financing costs, less accumulated amortization
   of $1,732,000 (1999) and $1,446,000 (1998)                     8,435,000           8,721,000
Other assets, less accumulated amortization of
   $1,061,000 (1999) and $957,000 (1998)                          1,082,000           1,197,000
                                                              ---------------------------------
                                                              $ 371,074,000       $ 373,460,000
                                                              =================================
LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                           $  12,966,000       $  15,003,000
   Accrued expenses                                              17,161,000          16,128,000
   Due to NTL Incorporated                                           64,000              58,000
   Due to parent company                                          1,919,000           1,926,000
   Interest payable                                               3,363,000           8,367,000
   Deferred revenue                                               6,994,000           6,335,000
                                                              ---------------------------------
Total current liabilities                                        42,467,000          47,817,000

Long-term debt                                                  355,000,000         355,000,000
Obligation under capital lease                                    9,078,000           9,157,000
Commitments and contingent liabilities

Shareholder's (deficiency):
   Common stock - $.01 par value; authorized , issued and
     outstanding 1,000 shares                                             -                   -
   Additional paid-in capital                                    17,570,000          17,570,000
   (Deficit)                                                    (53,041,000)        (56,084,000)
                                                              ---------------------------------
                                                                (35,471,000)        (38,514,000)
                                                              ---------------------------------
                                                              $ 371,074,000       $ 373,460,000
                                                              =================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                           CCPR, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                -------------------------------
                                                     1999              1998
                                                -------------------------------
REVENUES:
Service revenue                                 $  40,849,000      $ 34,459,000
Equipment revenue                                   7,446,000         4,954,000
                                                -------------------------------
                                                   48,295,000        39,413,000

COSTS AND EXPENSES:
Cost of equipment sold                              6,788,000         4,575,000
Operating expenses                                  3,881,000         4,115,000
Selling, general and administrative expenses       16,498,000        16,133,000
Depreciation of rental equipment                      360,000           241,000
Depreciation expense                                7,063,000         5,946,000
Amortization expense                                1,696,000         1,690,000
                                                -------------------------------
                                                   36,286,000        32,700,000
                                                -------------------------------
Operating income                                   12,009,000         6,713,000

OTHER INCOME (EXPENSE):
Interest income and other, net                         70,000            32,000
Interest expense                                   (8,194,000)       (5,365,000)
                                                -------------------------------
Income before income tax provision                  3,885,000         1,380,000
Income tax provision                                 (842,000)         (391,000)
                                                -------------------------------
Net income                                      $   3,043,000     $     989,000
                                                ===============================


See accompanying notes.

                           CCPR, Inc. and Subsidiaries

         Condensed Consolidated Statement of Shareholder's (Deficiency)
                                   (Unaudited)


                                     COMMON STOCK          ADDITIONAL
                                 --------------------       PAID-IN
                                   SHARES    AMOUNT         CAPITAL          (DEFICIT)
                                 -------------------------------------------------------
Balance, December 31, 1998         1,000     $   -       $ 17,570,000      $ (56,084,000)

Net income for the three months
  ended March 31, 1999                                                         3,043,000
                                 -------------------------------------------------------
Balance, March 31, 1999            1,000     $   -       $ 17,570,000      $ (53,041,000)
                                 =======================================================


See accompanying notes.

                           CCPR, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                 -------------------------------
                                                                      1999              1998
                                                                 -------------------------------

Net cash provided by operating activities                        $   5,524,000     $   5,562,000

INVESTING ACTIVITIES
Purchase of cellular license interest                                        -        (8,686,000)
Purchase of property, plant and equipment                          (10,885,000)       (7,661,000)
Proceeds from maturities of marketable securities                            -           235,000
                                                                 -------------------------------
Net cash (used in) investing activities                            (10,885,000)      (16,112,000)
                                                                 -------------------------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                         (72,000)          (65,000)
Due to parent company                                                   (7,000)       11,400,000
                                                                 -------------------------------
Net cash provided by (used in) financing activities                    (79,000)       11,335,000
                                                                 -------------------------------

Increase (decrease) in cash and cash equivalents                    (5,440,000)          785,000
Cash and cash equivalents at beginning of period                    32,613,000         9,445,000
                                                                 -------------------------------
Cash and cash equivalents at end of period                       $  27,173,000     $  10,230,000
                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                       $  13,198,000     $  10,188,000
Income taxes paid                                                      577,000           200,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment    $   5,262,000     $   1,938,000
Long-term debt issued to acquire cellular license interest                   -         8,900,000



See accompanying notes.

                           CCPR, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

Note B - Merger Agreement

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. ("CCPR"), the parent company of CCPR, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. The announcement also noted that SBC had formed a joint venture with Telefonos de Mexico S.A. de C.V. ("Telmex") to effect the acquisition.

SBC and Telmex through the joint venture will pay shareholders $29.50 per share and assume the outstanding debt of CCPR. The companies aim to complete the merger by late third quarter, pending a vote by the CCPR shareholders and regulatory approvals.

                           CCPR, Inc. and Subsidiaries

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                      MARCH 31,     DECEMBER 31,
                                                        1999           1998
                                                   -----------------------------
                                                    (Unaudited)

  Deferred cellular license costs                  $   5,935,000   $   5,935,000
  Excess of purchase price paid over the fair
    market value of tangible assets acquired         207,052,000     207,052,000
                                                   -----------------------------
                                                     212,987,000     212,987,000
  Accumulated amortization                            44,871,000      43,534,000
                                                   -----------------------------
                                                   $ 168,116,000   $ 169,453,000
                                                   =============================

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:
                                                      MARCH 31,     DECEMBER 31,
                                                        1999            1998
                                                   -----------------------------
                                                    (Unaudited)

  Land                                             $   1,951,000   $   1,951,000
  Office building                                      9,922,000       9,922,000
  Operating equipment                                149,700,000     142,252,000
  Office furniture and other equipment                37,589,000      33,909,000
  Rental equipment                                     3,786,000       3,413,000
  Construction in progress                             8,764,000       8,387,000
                                                   -----------------------------
                                                     211,712,000     199,834,000
  Accumulated depreciation                            82,751,000      74,412,000
                                                   -----------------------------
                                                   $ 128,961,000   $ 125,422,000
                                                   =============================

                           CCPR, Inc. and Subsidiaries

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:
                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                 -------------------------------
                                                   (Unaudited)

  Accrued compensation                           $   1,070,000     $   1,309,000
  Accrued franchise, property and income taxes       6,476,000         6,105,000
  Commissions payable                                  852,000         1,237,000
  Accrued equipment purchases                        4,362,000         2,340,000
  Subscriber deposits                                1,441,000         1,384,000
  Other                                              2,960,000         3,753,000
                                                 -------------------------------
                                                 $  17,161,000     $  16,128,000
                                                 ===============================

NOTE F - LONG-TERM DEBT

Long-term debt consists of:
                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
                                                 -------------------------------
                                                   (Unaudited)

  Senior Subordinated Notes                      $ 200,000,000     $ 200,000,000
  Bank loan                                        155,000,000       155,000,000
                                                 -------------------------------
                                                 $ 355,000,000     $ 355,000,000
                                                 ===============================

NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1999, the Company was committed to purchase approximately $2,500,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1999, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $3,700,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark in Puerto Rico and the U.S. Virgin Islands which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1999 were $302,000, which were determined by the size of the Company's markets.

                           CCPR, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. ("CCPR"), the parent company of CCPR, Inc. announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. The announcement also noted that SBC had formed a joint venture with Telefonos de Mexico S.A. de C.V. ("Telmex") to effect the acquisition.

SBC and Telmex through the joint venture will pay shareholders $29.50 per share and assume the outstanding debt of CCPR. The companies aim to complete the merger by late third quarter, pending a vote by the CCPR shareholders and regulatory approvals.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998
------------------------------------------

Service revenue increased to $40,849,000 from $34,459,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the first quarter decreasing to $43 in 1999 from $56 in 1998. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 332,600 and 211,900 as of March 31, 1999 and 1998, respectively. Ending pagers in use were 58,800 and 51,600 as of March 31, 1999 and 1998, respectively.

The income from equipment, before depreciation of rental equipment, increased to $658,000 from $379,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future.

Operating expenses decreased to $3,881,000 from $4,115,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 10% in 1999 from 12% in 1998.

Selling, general and administrative expenses increased to $16,498,000 from $16,133,000 as a result of all of the following: an increase in selling and marketing costs, property taxes and subscriber billing expense. The increases in selling and marketing costs, property taxes and subscriber billing expense were 173%, 54% and 45%, respectively of the $365,000 increase. These increases were partially offset by a decrease in bad debt expense which was (176%) of the increase.

                           CCPR, Inc. and Subsidiaries


Depreciation of rental equipment increased to $360,000 from $241,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $7,063,000 from $5,946,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,696,000 from $1,690,000 primarily due to an increase in deferred financing costs.

Interest income and other, net, increased to $70,000 from $32,000 primarily due to an increase in interest income on short-term investments.

Interest expense increased to $8,194,000 from $5,365,000 as a result of the new bank loan commencing in August 1998.

The provision for income taxes increased to $842,000 from $391,000 as a result of an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico and U.S. Virgin Islands cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $28,000,000 in the remainder of 1999 for contemplated additions to the cellular network, the paging network, and for other non-cell site related capital expenditures. The Company's commitments at March 31, 1999 of $2,500,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and cash equivalents on hand and cash from operations.

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of March 31, 1999 was 7.62%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

                           CCPR, Inc. and Subsidiaries


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

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are unconditionally guaranteed by the Company, which guarantee is full, joint and several. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, the Company and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company is highly leveraged. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions.

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

                           CCPR, Inc. and Subsidiaries


and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

Cash provided by operating activities was $5,524,000 and $5,562,000 for the three months ended March 31, 1999 and 1998, respectively. The change is primarily due to changes in operating assets and liabilities. Purchases of property, plant and equipment of $10,885,000 in 1999 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 2.6% for the three months ended March 31, 1999 compared to 3.6% for the year ended December 31, 1998. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing. The Company has incurred approximately $1,500,000 related to its Year 2000 project and estimates that it will incur costs of $1,100,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service system. The Company is also evaluating the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its IT systems and expects to complete the remediation and testing of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is expected to be completed by June 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999.

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

                           CCPR, Inc. and Subsidiaries


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

                           CCPR, Inc. and Subsidiaries


reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                           CCPR, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27. Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CCPR, INC.


Date:  May 12, 1999                   By: /s/ J. Barclay Knapp
                                         ---------------------------------
                                         J. Barclay Knapp
                                         President



Date:  May 12, 1999                   By: /s/ Gregg Gorelick
                                         ---------------------------------
                                         Gregg Gorelick
                                         Vice President-Controller
                                         (Principal Accounting Officer)