Form 10-Q
period 1999-06-30
CCPR INC
filed 1999-08-13
CIK 881817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 0-19869


                                   CCPR, Inc.
             (Exact name of registrant as specified in its charter)



                 Delaware                                         13-3517074
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
  or organization)


110 East 59th Street, New York, New York                            10022
(Address of principal executive offices)                          (Zip Code)

                                 (212) 355-3466
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

The number of shares outstanding of the issuer's common stock as of June 30, 1999 was 1,000.

                           CCPR, Inc. and Subsidiaries

                                      Index




PART I.  FINANCIAL INFORMATION                                             Page

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998 ........................... 3

             Condensed Consolidated Statements of Income -
             Three and six months ended June 30, 1999 and 1998 ............. 4

             Condensed Consolidated Statement of Shareholder's
             (Deficiency) - Six months ended June 30, 1999 ................. 5

             Condensed Consolidated Statements of Cash Flows -
             Six months ended June, 1999 and 1998 .......................... 6

             Notes to Condensed Consolidated Financial Statements........... 7

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ............................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....15

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K ..............................16

SIGNATURES .................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CCPR, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                        JUNE 30,            DECEMBER 31,
                                                                          1999                  1998
                                                                      -------------        -------------
ASSETS                                                                 (Unaudited)           (See Note)
Current assets:
   Cash and cash equivalents                                          $  32,870,000        $  32,613,000
   Accounts receivable -- trade, less allowance for doubtful
     accounts of $858,000 (1999) and $1,582,000 (1998)                   17,998,000           18,806,000
   Due from parent company                                                4,823,000            4,180,000
   Equipment inventory                                                    6,688,000            7,635,000
   Prepaid expenses and other current assets                              5,998,000            5,433,000
                                                                      -------------        -------------
Total current assets                                                     68,377,000           68,667,000

Property, plant and equipment, net                                      128,932,000          125,422,000
Unamortized license acquisition costs                                   166,749,000          169,453,000
Deferred financing costs, less accumulated amortization
   of $2,017,000 (1999) and $1,446,000 (1998)                             8,150,000            8,721,000
Other assets, less accumulated amortization of
   $1,114,000 (1999) and $957,000 (1998)                                  1,021,000            1,197,000
                                                                      -------------        -------------
                                                                      $ 373,229,000        $ 373,460,000
                                                                      =============        =============
LIABILITIES AND SHAREHOLDER'S (DEFICIENCY)
Current liabilities:
   Accounts payable                                                   $   8,218,000        $  15,003,000
   Accrued expenses                                                      14,953,000           16,128,000
   Due to NTL Incorporated                                                  114,000               58,000
   Due to parent company                                                  2,086,000            1,926,000
   Interest payable                                                       8,364,000            8,367,000
   Deferred revenue                                                       6,892,000            6,335,000
                                                                      -------------        -------------
Total current liabilities                                                40,627,000           47,817,000

Long-term debt                                                          355,000,000          355,000,000
Obligation under capital lease                                            8,996,000            9,157,000
Commitments and contingent liabilities

Shareholder's (deficiency):
   Common stock -- $.01 par value; authorized, issued and
     outstanding 1,000 shares                                                  --                   --
   Additional paid-in capital                                            17,570,000           17,570,000
   (Deficit)                                                            (48,964,000)         (56,084,000)
                                                                      -------------        -------------
                                                                        (31,394,000)         (38,514,000)
                                                                      -------------        -------------
                                                                      $ 373,229,000        $ 373,460,000
                                                                      =============        =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                           CCPR, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                                   --------------------------------        --------------------------------
                                                       1999                1998                1999                1998
                                                   ------------        ------------        ------------        ------------
REVENUES:
Service revenue                                    $ 42,487,000        $ 37,108,000        $ 83,336,000        $ 71,567,000
Equipment revenue                                     6,243,000           5,499,000          13,689,000          10,453,000
                                                   ------------        ------------        ------------        ------------
                                                     48,730,000          42,607,000          97,025,000          82,020,000

COSTS AND EXPENSES:
Cost of equipment sold                                5,939,000           4,879,000          12,727,000           9,454,000
Operating expenses                                    4,190,000           4,251,000           8,071,000           8,366,000
Selling, general and administrative expenses         17,139,000          16,809,000          33,637,000          32,942,000
Depreciation of rental equipment                        380,000             275,000             740,000             516,000
Depreciation expense                                  7,236,000           6,326,000          14,299,000          12,272,000
Amortization expense                                  1,696,000           1,650,000           3,392,000           3,340,000
                                                   ------------        ------------        ------------        ------------
                                                     36,580,000          34,190,000          72,866,000          66,890,000
                                                   ------------        ------------        ------------        ------------
Operating income                                     12,150,000           8,417,000          24,159,000          15,130,000

OTHER INCOME (EXPENSE):
Interest income and other, net                          476,000              31,000             546,000              63,000
Interest expense                                     (7,931,000)         (5,395,000)        (16,125,000)        (10,760,000)
                                                   ------------        ------------        ------------        ------------
Income before income tax provision                    4,695,000           3,053,000           8,580,000           4,433,000
Income tax provision                                   (618,000)           (370,000)         (1,460,000)           (761,000)
                                                   ------------        ------------        ------------        ------------
Net income                                         $  4,077,000        $  2,683,000        $  7,120,000        $  3,672,000
                                                   ============        ============        ============        ============

See accompanying notes.

                           CCPR, Inc. and Subsidiaries

         Condensed Consolidated Statement of Shareholder's (Deficiency)
                                   (Unaudited)


                                                                        ADDITIONAL
                                               COMMON STOCK               PAID-IN
                                         -----------------------       ------------
                                          SHARES         AMOUNT           CAPITAL           (DEFICIT)
                                         -------       ---------       ------------       ------------
Balance, December 31, 1998                 1,000       $    --         $ 17,570,000       $(56,084,000)

Net income for the six months
   ended June 30, 1999                                                                       7,120,000
                                         -------       ---------       ------------       ------------
Balance, June 30, 1999                     1,000       $    --         $ 17,570,000       $(48,964,000)
                                         =======       =========       ============       ============


See accompanying notes.

                           CCPR, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                    --------------------------------
                                                                        1999                1998
                                                                    ------------        ------------
Net cash provided by operating activities                           $ 21,321,000        $ 19,515,000

INVESTING ACTIVITIES
Cost of cellular license interest                                           --            (8,686,000)
Purchase of property, plant and equipment                            (21,078,000)        (13,075,000)
Proceeds from maturities of marketable securities                           --               235,000
                                                                    ------------        ------------
Net cash (used in) investing activities                              (21,078,000)        (21,526,000)
                                                                    ------------        ------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                          (146,000)           (133,000)
Due to Parent Company                                                    160,000          11,400,000
                                                                    ------------        ------------
Net cash provided by financing activities                                 14,000          11,267,000
                                                                    ------------        ------------

Increase in cash and cash equivalents                                    257,000           9,256,000
Cash and cash equivalents at beginning of period                      32,613,000           9,445,000
                                                                    ------------        ------------
Cash and cash equivalents at end of period                          $ 32,870,000        $ 18,701,000
                                                                    ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                          $ 16,128,000        $ 10,406,000
Income taxes paid                                                      1,492,000             263,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment       $  2,285,000        $  1,643,000
Long-term debt issued to acquire cellular license interest                  --             8,900,000

See accompanying notes.

                           CCPR, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

NOTE B - MERGER AGREEMENT

On May 3, 1999, Cellular Communications of Puerto Rico, Inc. ("CCPR"), the parent company of CCPR, Inc. ("the Company") announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire CCPR. CCPR expects to complete the merger in the third quarter of 1999 pending regulatory approvals.

                           CCPR, Inc. and Subsidiaries
   Notes to Condensed Consolidated Financial Statements (unaudited)(continued)



NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                    JUNE 30,          DECEMBER 31,
                                                      1999                1998
                                                  ------------       -------------
                                                   (Unaudited)
Deferred cellular license costs                   $  5,935,000       $  5,935,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired        207,052,000        207,052,000
                                                  ------------       ------------
                                                   212,987,000        212,987,000
Accumulated amortization                            46,238,000         43,534,000
                                                  ------------       ------------
                                                  $166,749,000       $169,453,000
                                                  ============       ============


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                  JUNE 30,          DECEMBER 31,
                                                    1999                1998
                                                ------------        ------------
                                                (Unaudited)
Land                                            $  1,951,000        $  1,951,000
Office building                                    9,922,000           9,922,000
Operating equipment                              153,075,000         142,252,000
Office furniture and other equipment              40,276,000          33,909,000
Rental equipment                                   4,136,000           3,413,000
Construction in progress                           8,728,000           8,387,000
                                                ------------        ------------
                                                 218,088,000         199,834,000
Accumulated depreciation                          89,156,000          74,412,000
                                                ------------        ------------
                                                $128,932,000        $125,422,000
                                                ============        ============

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                     JUNE 30,        DECEMBER 31,
                                                       1999              1998
                                                   -----------       ------------
                                                   (Unaudited)
Accrued compensation                               $ 2,044,000       $ 1,309,000
Accrued franchise, property and income taxes         5,870,000         6,105,000
Commissions payable                                  1,366,000         1,237,000
Accrued equipment purchases                          1,106,000         2,340,000
Subscriber deposits                                  1,513,000         1,384,000
Other                                                3,054,000         3,753,000
                                                   -----------       -----------
                                                   $14,953,000       $16,128,000
                                                   ===========       ===========

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                                JUNE 30,            DECEMBER 31,
                                                  1999                  1998
                                              ------------          ------------
                                              (Unaudited)
Senior Subordinated Notes                     $200,000,000          $200,000,000
Bank loan                                      155,000,000           155,000,000
                                              ------------          ------------
                                              $355,000,000          $355,000,000
                                              ============          ============


NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1999, the Company was committed to purchase approximately $7,800,000 for cellular network and other equipment and for construction services. In addition, as of June 30, 1999, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,000,000.

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

                           CCPR, Inc. and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


On May 3, 1999, Cellular Communications of Puerto Rico, Inc. ("CCPR"), the parent company of CCPR, Inc. ("the Company") announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire CCPR. CCPR expects to complete the merger in the third quarter of 1999 pending regulatory approvals.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenue increased to $42,487,000 from $37,108,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the second quarter decreasing to $41 in 1999 from $55 in 1998. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 361,900 and 234,400 as of June 30, 1999 and 1998, respectively. Ending pagers in use were 59,900 and 53,400 as of June 30, 1999 and 1998, respectively.

The income from equipment, before depreciation of rental equipment, decreased to $304,000 from $620,000 due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers.

Operating expenses decreased to $4,190,000 from $4,251,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 10% in 1999 from 11% in 1998.

Selling, general and administrative expenses increased to $17,139,000 from $16,809,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Depreciation of rental equipment increased to $380,000 from $275,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $7,236,000 from $6,326,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,696,000 from $1,650,000 primarily due to an increase in deferred financing costs.

                           CCPR, Inc. and Subsidiaries


Interest income and other, net, increased to $476,000 from $31,000 primarily due to gains on disposals of property, plant and equipment of $327,000.

Interest expense increased to $7,931,000 from $5,395,000 as a result of the new bank loan commencing in August 1998.

The provision for income taxes increased to $618,000 from $370,000 as a result of an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenue increased to $83,336,000 from $71,567,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the six months ended June 30 decreasing to $42 in 1999 from $55 in 1998. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 361,900 and 234,400 as of June 30, 1999 and 1998, respectively. Ending pagers in use were 59,900 and 53,400 as of June 30, 1999 and 1998, respectively.

The income from equipment, before depreciation of rental equipment, decreased to $962,000 from $999,000 due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers.

Operating expenses decreased to $8,071,000 from $8,366,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 10% in 1999 from 12% in 1998.

Selling, general and administrative expenses increased to $33,637,000 from $32,942,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Depreciation of rental equipment increased to $740,000 from $516,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $14,299,000 from $12,272,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,392,000 from $3,340,000 due to an increase in deferred financing costs.

Interest income and other, net, increased to $546,000 from $63,000 primarily due to gains on

                           CCPR, Inc. and Subsidiaries


disposals of property, plant and equipment.

Interest expense increased to $16,125,000 from $10,760,000 as a result of the new bank loan commencing August 1998.

The provision for income taxes increased to $1,460,000 from $761,000 as a result of an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico and U.S. Virgin Islands cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $17,800,000 in the second half of 1999 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1999 of $7,800,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The company expects to be able to meet these requirements with cash on hand and cash from operations.

In August 1998, a wholly-owned subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of the Company and its subsidiaries debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of June 30, 1999 was 6.8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

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

                           CCPR, Inc. and Subsidiaries


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

Cash provided by operating activities was $21,321,000 and $19,515,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $21,078,000 in 1999 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 1.8% for the six months ended June 30, 1999 compared to 3.6% for the year ended December 31, 1998. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.


YEAR 2000

The Company had a comprehensive Year 2000 project designed to identify and assess the risks

                           CCPR, Inc. and Subsidiaries


associated with its information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project included four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and (4) implementation and testing. The Company's assessment was focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service system. The Company also evaluated the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the Year 2000 problem is being separately assessed.

The Company completed the assessment, remediation, and testing of its critical IT systems. In addition, the evaluation of the readiness of major third-parties is complete. The Company completed contingency plans for all critical business processes. Throughout the remainder of the year the Company will review and update its plans to ensure their applicability. In addition, the Company will ensure that all personnel involved in the contingency plans are properly trained and prepared. The Company incurred approximately $2,300,000 related to its Year 2000 project and estimates that it will incur nominal additional costs.

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

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even though the Company completed all of its assessments, identified and tested remediation plans believed to be adequate, and developed contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

                           CCPR, Inc. and Subsidiaries


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                           CCPR, Inc. and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.  Financial Data Schedule

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CCPR, INC.


Date: August 11, 1999               By: /s/ J. Barclay Knapp
                                        -------------------------------------
                                        J. Barclay Knapp
                                        President and Chief Executive Officer



Date:  August 11, 1999              By: /s/ Gregg Gorelick
                                        -------------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)


17